Form 10-Q
period 1994-12-31
GOOD GUYS INC
filed 1995-02-14
CIK 785931

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from_________________to__________________

Commission File Number 0-14134

                              THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             94-2366177
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

               7000 MARINA BOULEVARD, BRISBANE, CALIFORNIA 94005
             (Address of principal executive offices and zip code)

                                 (415)615-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT JANUARY 31, 1995
Common Stock, $.001 par value                                13,423,553

                              THE GOOD GUYS, INC.

                                     INDEX

                                                             Page No.
                                                             --------
Form 10-Q Cover Page                                               1

Form 10-Q Index                                                    2

Part I.    Financial Information:
     Item 1. Financial Statements
          Condensed Balance Sheets -                               3
           December 31, 1994 (Unaudited) and
           September 30, 1994 (Unaudited)
          Condensed Statements of Income -                         4
           Three Month Period Ended
           December 31, 1994 and 1993 (Unaudited)
          Condensed Statement of Changes in Shareholders'          5
           Equity - Three-Month Period
           Ended December 31, 1994 (Unaudited)
          Condensed Statements of Cash Flows -                     6
           Three Month Period Ended
           December 31, 1994 and 1993 (Unaudited)
          Notes to Condensed Financial Statements                  7

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8-9

Part II.  Other Information

Signature Page                                                    10

Exhibit Index                                                     11

Exhibit 11.1  Statement Setting Forth Computation of              12
              Earnings per Share

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              THE GOOD GUYS, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                 ASSETS

                                                                             December 31,     Sept. 30,
                                                                                1994             1994
                                                                             ------------     ---------
Current assets:
     Cash and cash equivalents                                                 $ 20,302        $ 21,661
     Receivables                                                                 36,526          11,080
     Inventories                                                                179,819          94,928
     Prepaid expenses and other assets                                            4,514           8,995
                                                                               --------        --------
          Total current assets                                                  241,161         136,664

Property and equipment, net                                                      52,302          50,831

Other assets                                                                      4,132           1,217
                                                                               --------        --------
                                                                               $297,595        $188,712
                                                                               ========        ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $122,169        $ 41,238
     Accrued expenses and other liabilities
         Payroll                                                                 14,330          11,822
         Sales Taxes                                                             11,121           5,774
         Other                                                                   22,389          10,930
                                                                               --------        --------
          Total current liabilities                                             170,009          69,764

Shareholders' equity:
     Preferred stock, $.001 par value;
     authorized 2,000,000 shares;
     none issued
     Common stock, $.001 par value;
     authorized 40,000,000 shares;
     issued and outstanding 13,288,681
     shares and 13,282,181 shares,
     respectively                                                                    13              13

     Additional paid-in capital                                                  58,963          58,926

     Retained earnings                                                           68,610          60,009
                                                                               --------        --------
    Total shareholders' equity                                                  127,586         118,948
                                                                               --------        --------
                                                                               $297,595        $188,712
                                                                               ========        ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              THE GOOD GUYS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)


                                                            Three Months
                                                          Ended December 31,
                                                          ------------------
                                                          1994          1993
                                                          ----          ----
Net sales                                                $281,658     $217,204

Cost of Sales                                             213,702      159,243
                                                         --------     --------

Gross profit                                               67,956       57,961

Selling, general and administrative expenses               53,724       45,498
                                                         --------     --------

Income from operations                                     14,232       12,463

Interest Income (expense)                                    (132)          42
                                                         --------     --------

Income before income taxes                                 14,100       12,505

Income taxes                                                5,499        5,127
                                                         --------     --------

Net income                                               $  8,601     $  7,378
                                                         ========     ========

Net income per share and common share equivalents        $    .65     $    .57
                                                         ========     ========

Shares used in per share computation                       13,286       13,024
                                                         ========     ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              THE GOOD GUYS, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1994
                                  (Unaudited)
                         (Dollar amounts in thousands)


                            Common Stock      Additional
                          -----------------    paid-in     Retained
                          Shares     Amount    capital     earnings    Total
                          ------     ------   ----------   --------    -----
Balance at
  September 30, 1994    13,282,181    $13       $58,926    $60,009    $118,948

Net income for the
  three-month period
  ended December 31,
  1994                                                       8,601       8,601

Issuance pursuant to
stock options and tax
benefits from sale of
optioned stock by
employees                    6,500                  37                     37
                        ----------   ---       -------    -------    --------

Balance at
  December 31, 1994     13,288,681   $13       $58,963    $68,610    $127,586
                        ==========   ===       =======    =======    ========




                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              THE GOOD GUYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                           1994         1993
                                                           ----         ----
Cash Flows from Operating Activities:

Net income                                                $  8,601    $  7,378
                                                          --------    --------

Adjustments to reconcile net income to
 net cash provided (used) by operating activities:

     Depreciation and amortization                           2,488       2,024

     Change in assets and liabilities:

     (Increase) in accounts receivables                    (25,446)     (6,532)
     (Increase) in merchandise inventories                 (84,891)    (53,650)
     Decrease in prepaid expenses
      and other assets                                       1,566       1,172
     Increase in accounts payable                           80,931      51,201
     Increase in accrued expenses                           19,314      17,782
                                                          --------    --------
     Total adjustments                                      (6,038)     11,997
                                                          --------    --------

Net cash provided by operating
     activities                                              2,563      19,375
                                                          --------    --------

Cash Flows from Investing Activities:
     Purchase of property and equipment                     (3,959)     (1,236)
                                                          --------    --------

Net Cash (used) in investing
    activities                                              (3,959)     (1,236)
                                                          --------    --------

Cash Flows from Financing Activities:

   Issuance of common stock                                     37          30
                                                          --------    --------

Net cash provided by financing
   activities                                                   37          30
                                                          --------    --------

Net increase (decrease) in cash and
   cash equivalents                                         (1,359)     18,169

Cash and cash equivalents at
   September 30, 1994 and 1993                              21,661      12,741
                                                          --------    --------

Cash and cash equivalents at
   December 31, 1994 and 1993                             $ 20,302    $ 30,910
                                                          ========    ========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              THE GOOD GUYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

         Note A - BASIS OF PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein, all of which adjustments are of a normal recurring nature. The condensed financial statements should be read in conjunction with the financial statements, notes, supplementary data and financial statement schedules included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

         Note B - EXTENDED SERVICE CONTRACTS

              The Company sells extended service contracts on behalf of an unrelated company (the "Warrantor") that markets this product to cover merchandise sold by the Company. The Company acts solely as an agent for the Warrantor and has no liability to the customer under the extended service contract nor any other material obligation to the customer or the Warrantor. If merchandise is presented to the Company for servicing covered by the extended service contract the Company is compensated by the Warrantor at amounts customarily charged by the Company for these services.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended December 31, 1994 amounted to $281.7 million, an increase of 30% over sales of $217.2 million for the quarter ended December 31, 1993. This increase was due to the total number of stores in operation increasing from 48 at December 31, 1993 to 59 at December 31, 1994 and comparable store sales increasing 15% for the quarter.

Gross profit as a percentage of sales was 24.1% for the quarter ended December 31, 1994 as compared to 26.7% for the quarter ended December 31, 1993. This decline was primarily the result of the increased proportion of sales represented by computer products, which typically carry lower gross margins, the impact of the introduction during the quarter of lower pricing and improved features in our extending service products, and a promotional consumer electronics market.

Selling, general and administrative expenses, as a percentage of sales, for the quarter ended December 31, 1994 were 19.1%, which was 180 basis points lower than the 20.9% for the quarter ended December 31, 1993. This improvement was the result of sales leverage on fixed costs combined with the Company's ongoing commitment to cost control.

The effective income tax rate for the quarter ended December 31, 1994 was 39.0% compared to 41.0% last year.

Net income for the quarter increased to $8.6 million ($0.65 per share) or 3.1% of sales. These results compare to net income of $7.4 million ($0.57 per share), or 3.4% of sales for the quarter last year.

Liquidity and Capital Resources

At December 31, 1994, the Company had working capital of $71.2 million, which is an increase of $4.3 million from September 30, 1994. Net cash provided by operating activities was $2.6 million for the quarter, as compared to net cash provided by operating activities of $19.4 million for the same period last year. This decrease was attributable to higher accounts receivable generated through normal business activities, a major portion of which was collected in January of 1995.

Net cash used in investing activities, which primarily consists of expenditures for store and administrative property and equipment, was $4.0 million in the first quarter of fiscal 1995 as compared to $1.2 million in the first quarter of fiscal 1994. This variance is attributable to opening more stores in the 1995 quarter.

The Company maintains a revolving line of credit of up to $65 million, the availability of which fluctuates seasonally. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. The Company was in compliance with all covenants under the credit agreement as of December 31, 1994. There were no borrowings outstanding under the credit agreement as of December 31, 1994.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, normal trade credit, financing arrangements and continued use of lease financing.

The Company believes that because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had an effect on net sales and cost of sales.

                           PART II. OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Securityholders

At the Annual Meeting of Shareholders of registrant held on January 25, 1994, 12,163,475 shares were present in person or by proxy out of 13,286,806 outstanding shares. The shareholders voted on the following matters.

     1. Each of the following nominees of the Board of Directors received in excess of 11.7 million shares in favor and less than 375 thousand withheld: Ronald A. Unkefer, Robert A. Gunst, Stanley R. Baker, W. Howard Lester, John Martin and Russell Solomon.

     2. Approval of the 1994 Stock Incentive Plan. The vote was 6,365,648 in favor, 2,919,451 opposed and 209,474 withheld and 2,668,902 broker non-votes.

     3. Approval to increase the Employee Stock Purchase Plan by 500,000 shares. The vote was 9,304,811 in favor, 305,387 opposed, 208,145 withheld and 2,345,132 broker non-votes.

     4. Ratify the selection of Deloitte & Touche as independent auditors. The vote was 12,075,741 in favor, 50,839 opposed and 36,895 withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE GOOD GUYS, INC.
                                   --------------------------------
                                   Registrant

February 13, 1995
- - ----------------                   /s/ John P. Goldsberry, III
    Date                           --------------------------------
                                   John P. Goldsberry, III
                                   Chief Financial Officer
                                   and Vice President of Finance

- - -
                                 EXHIBIT INDEX

NUMBER             DESCRIPTION                                          PAGE
11.1               Statement of Computation of Per Share                 12
                   Earnings

27                 Financial Data Schedule
