Form 10-Q
period 1995-03-31
GOOD GUYS INC
filed 1995-05-15
CIK 785931

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

             (Mark One)

             (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

             ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ____________ to _____________

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

                               Yes  x             No


             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                Outstanding at April 30, 1995
               Common Stock, $.001                   13,425,053
                     par value

                                  THE GOOD GUYS, INC.

                                         INDEX

                                                                  Page No.
                                                                  ________

             Form 10-Q Cover Page                                        1

             Form 10-Q Index                                             2

             Part I.   Financial Information:

             Item 1.  Financial Statements

                       Condensed Balance Sheets - March 31, 1995
                       (Unaudited) and September 30, 1994
                       (Unaudited)                                       3

                       Condensed Statements of Income Three and
                       Six Month Periods Ended March 31, 1995
                       and 1994 (Unaudited)                              4

                       Condensed Statement of Changes in
                       Shareholders' Equity - Six-Month Period
                       Ended March 31, 1995 (Unaudited)                  5

                       Condensed Statements of Cash Flows Six
                       Month Periods Ended March 31, 1995 and
                       1994 (Unaudited)                                  5

                       Notes to Condensed Financial Statements           7

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                        7

             Part II.  Other Information:

             Item 6.   Exhibits                                         10

             Signature Page                                             10

             Exhibit Index                                              11

             Exhibit 11.1   Statement Setting Forth Computation of
                            Earnings per Share                          12

                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                 THE GOOD GUYS, INC.
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                            (Dollar amounts in thousands)

                                        ASSETS
                                                     March 31,     Sept. 30,
                                                       1995           1994
                                                     ________      ________

     Current assets:
          Cash and cash equivalents                  $  2,103       $ 21,661
          Receivables                                  18,807         11,080
          Inventories                                 133,113         94,928
          Prepaid expenses and other assets             4,360          8,995
                                                      _______        _______

               Total current assets                   158,383        136,664

     Property and equipment, net                       53,273         50,831

     Other assets                                       4,095          1,217
                                                      _______        _______

                                                     $215,751       $188,712
                                                      =======        =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                           $ 56,958       $ 41,238
          Accrued expenses and other liabilities
               Payroll                                 11,431         11,822
               Sales taxes                              5,202          5,774
               Other                                   10,909         10,930
                                                      _______        _______

                Total current liabilities              84,500         69,764


     Shareholders' equity:
           Preferred stock, no par value;
          authorized 2,000,000 shares;
          none issued
          Common stock,$.001 par value;
          authorized 40,000,000 shares;
          issued and outstanding 13,424,053
          shares and 13,282,181 shares,
          respectively                                     13             13

          Additional paid-in capital                   60,328         58,926

          Retained earnings                            70,910         60,009
                                                      _______        _______

          Total shareholders' equity                  131,251        118,948
                                                      _______        _______

                                                     $215,751       $188,712
                                                      =======        =======


                    The accompanying notes are an integral part of
                        these condensed financial statements.

                                 THE GOOD GUYS, INC.
                            CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)
                 (Dollar amounts in thousands except per share data)


                                      Three Months          Six Months
                                    Ended March 31,      Ended March 31,
                                    _______________      _______________

                                     1995      1994       1995      1994
                                     ____      ____       ____      ____
      Net sales                   $195,745   $164,140  $477,403   $381,344

      Cost of sales                148,418    119,833   362,120    279,603
                                   _______    _______   _______    _______

      Gross profit                  47,327     44,307   115,283    101,741
      Selling, general and
      administrative expenses       43,373     39,728    97,097     84,699
                                   _______    _______   _______    _______

      Income from operations         3,954      4,579    18,186     17,042
      Interest income (expense),
      net                             (116)       136      (248)       179
                                   _______    _______   _______    _______

      Income before income taxes     3,838      4,715    17,938     17,221

      Income taxes                   1,538      1,932     7,037      7,059
                                   _______    _______   _______    _______
      Net income                   $ 2,300    $ 2,783   $10,901    $10,162
                                   =======    =======   =======    =======

      Net income per share and
      common share equivalents     $   .17    $   .21   $   .82    $   .78
                                   =======    =======   =======    =======
      Shares used in per share
      computation                   13,424     13,165    13,354     13,094
                                   =======    =======   =======    =======








                   The accompanying notes are an integral part of
                        these condensed financial statements.

                                 THE GOOD GUYS, INC.
                CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 1995
                                     (Unaudited)
                            (Dollar amounts in thousands)

                                                Additional
                               Common Stock      paid-in    Retained
                             Shares    Amount     capital   earnings    Total
                             ______   ______    __________  ________    _____

      Balance at
      September 30, 1994   13,282,181    $13       $58,926    $50,009  $118.948
      Net income for the
      six-month period
      ended March 31,
      1995                                                     10,901    10,901

      Issuance of common      141,872                1,402                1,402
      stock                __________    ___       _______    _______  ________

      Balance at           13,424,053    $13       $60,328    $70,910  $131,251
      March 31, 1995       ==========    ===       =======    =======  ========
























                    The accompanying notes are an integral part of
                        these condensed financial statements.

                                 THE GOOD GUYS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                            (Dollar amounts in thousands)

                                                     Six Months Ended March 31,
                                                     __________________________

                                                         1995        1994
                                                         ----        ----

      Cash Flows from Operating Activities:
      Net income                                     $ 10,901      $ 10,162
                                                     ________      ________
      Adjustments to reconcile net income to
        net cash (used in) operating activities:

      Depreciation and amortization                     4,857         4,115

      Change in assets and liabilities:

           Accounts receivable                         (7,727)       (2,767)
           Merchandise inventories                    (38,185)      (32,902)
           Prepaid expenses and other assets            1,754         2,211
           Accounts payable                            15,720         7,344
           Accrued expenses                            (1,177)        9,597
                                                      _______       _______

           Total adjustments                          (24,758)      (12,402)
                                                      _______       _______

      Net cash (used in) operating activities         (13,857)       (2,240)
                                                      _______       _______
      Cash Flows from Investing Activities:
           Purchase of property and equipment          (7,103)       (3,428)
                                                      _______       _______

      Net cash (used in) investing activities          (7,103)       (3,428)
                                                      _______       _______

      Cash Flows from Financing Activities:

           Issuance of common stock                     1,402         1,231
                                                      _______       _______

      Net cash provided by financing activities:        1,402         1,231
                                                      _______       _______

      Net decrease in cash and cash equivalents       (19,558)       (4,437)

      Cash and cash equivalents at September 30,       21,661        12,741
      1994 and 1993                                   _______       _______

      Cash and cash equivalents at March 31, 1995    $  2,103      $  8,304
      and 1994                                       ========      ========



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

                            The weighted average number of shares
                            outstanding during the quarter has been
                            computed by taking the number of days each share was outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarter and six months ended March 31, 1994 or for the quarter and six months ended March 31, 1995 as the dilutive effect of the options was less than 3%.

                            Certain reclassifications have been made to prior period net sales and cost of sales to conform with the classifications used in the current period.

                  Note B - PREMIER PERFORMANCE GUARANTEE CONTRACTS
                            The Company sells extended service contracts
                            ("Premier Performance Guarantee contracts") on behalf of an unrelated company (the "Warrantor") that markets this product to cover merchandise sold by the Company. Commission revenue is recognized at the time of sale. The Company acts solely as an agent for the Warrantor and has no liability to the customer under the extended service contract nor any other material obligation to the customer or the Warrantor. Merchandise presented to the Company for servicing under extended service contracts is repaired by the Company on behalf of the Warrantor. The repairs are billed to the Warrantor at amounts customarily charged by the Company for these services.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


             Results of Operations

             Sales for the quarter ended March 31, 1995 amounted to $195.7 million, an increase of 19% over sales of $164.1 million for the quarter ended March 31, 1994. The increase was due to an increase in the total number of stores in operation from 48 at March 31, 1994 to 60 at March 31, 1995, and a 4% increase in comparable store sales for the quarter. For the first six months of fiscal 1995, net sales increased 25% to $477.4 million compared to $381.3 million for the same period last year. Comparable store sales increased 10% for the six months ended March 31, 1995.

             Gross profit as a percentage of sales was 24.2% for the quarter ended March 31, 1995, as compared to 27.0% for the quarter ended March 31, 1994. Gross profit as a percentage of sales was 24.1% and 26.7% for the first six months of 1995 and 1994, respectively. These declines were primarily caused by the increased proportion of sales represented by computer products, which typically carry lower gross margins, the cost impact from the enhancements made to the Company's Premier Performance Guarantee program in November 1994 and a promotional consumer electronics market.

             Selling, general and administrative expenses as a percentage of sales were 22.2% for the quarter ended March 31, 1995, compared to 24.2% for the quarter ended March 31, 1994. For the six month period ended March 31, 1995, selling, general and administrative expenses dropped to 20.3% from 22.2% for the six months ended March 31, 1994. These decreases were a result of greater sales leverage on fixed costs combined with the Company's ongoing commitment to cost control.

             The effective income tax rates for the quarter and six months ended March 31, 1995 were 40.1% and 39.2%, compared with 41.0% and 41.0%, respectively for such periods in the prior fiscal year.

             Net income for the quarter ended March 31, 1995, was $2.3 million ($0.17 per share), compared to $2.8 million ($0.21 per share) for the same quarter last year. This is 1.2% of net sales, down from 1.7% for the same quarter last year. For the six month period ended March 31, 1995 net income was $10.9 million ($0.82 per share) compared to $10.2 million ($0.78 per share) for the same period last year. These changes were attributable to the factors discussed above.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


             Liquidity and Capital Resources

             At March 31, 1995, the Company had working capital of $73.9 million compared with $68.1 million at March 31, 1994. Net cash used in operating activities was $13.9 million for the six months ended March 31, 1995, as compared with net cash used in operating activities of $2.2 million for the six months ended March 31, 1994. The increase in net cash used in operating activities was attributable to an increase in merchandise inventories and accounts receivable that were partially offset by an increase in accounts payable. The increases in inventories and accounts payable were due to higher sales in the first six months of 1995 on a larger store base. Accounts receivable increased as the Company is awaiting the receipt of funds from store equipment leasing transactions.

             Net cash used in investing activities, which primarily consisted of expenditures for store and administrative property and equipment, was $7.1 million for the six months ended March 31, 1995 as compared to $3.4 million during the same period last year. This increase was primarily due to the increase in the number of stores opened during the six months ended March 31, 1995.

             The Company maintains a revolving line of credit of up to $65 million, the availability of which fluctuates seasonally.
             The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. The Company was in compliance with all covenants under the credit agreement as of March 31, 1995. There were no borrowings outstanding under the credit agreement as of March 31, 1995.

             The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, normal trade credit, financing arrangements, and continued use of lease financing.

             The Company believes that because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had an effect on net sales and cost of sales.

                                        PART II
                                   OTHER INFORMATION


             ITEM 6.   Exhibits and Reports on Form 8-K

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                       SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE GOOD GUYS, INC.
                                       Registrant


               May 10, 1995            /s/ JOHN P. GOLDSBERRY, III
                   Date                John P. Goldsberry, III
                                       Chief Financial Officer
                                       and Vice President of Finance

                                     EXHIBIT INDEX


             NUMBER         DESCRIPTION                             PAGE

             11.1           Statement Setting Forth Computation
                            of Earnings Per Share                    12

                                 THE GOOD GUYS, INC.
                         STATEMENT SETTING FORTH COMPUTATION
                                OF EARNINGS PER SHARE
                     (Amounts in Thousands Except Per Share Data)

                                             March 31,      March 31,
                                               1995           1994
                                             ________       ________

     Net Income                              $  2,300       $  2,783

     1.  As presented in the 10-Q
         Shares used in per share
         computation                           13,424         13,165

         Net income per common share
         and common share equivalents        $    .17       $    .21
                                             ========       ========

     2. Computation of primary and fully diluted earnings per share including common stock equivalents

         a)  Primary earnings per common share

             Weighted average number of
             shares:
             Common stock  (A)                 13,424         13,165
             Stock options (B)                    200            321
                                             ________       ________

             Total                             13,624         13,486

             Primary earnings
             per share                       $    .17       $    .21
                                             ========       ========

         b)  Fully diluted earnings per share

             Weighted average number of
             shares:
             Common stock  (A)                 13,424         13,165
             Stock options (B)                    200            356
                                             ________       ________

             Total                             13,624         13,521

             Fully diluted earnings
             per share                       $    .17       $    .21
                                             ========       ========


     (A) The weighted average number of common shares outstanding during the quarter has been computed by taking the number of days each share was outstanding and dividing by the number of days in the quarter.

     (B) Stock Options in primary earnings per share are calculated using the average market price. Stock options in fully diluted earnings per share are calculated using the higher of the ending market price or the average market price.