Form 10-Q/A
period 1995-03-31
GOOD GUYS INC
filed 1995-06-13
CIK 785931

FORM 10-Q/A
                                    AMENDMENT NO. 1

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
                     par value

                                        PART II
                                   OTHER INFORMATION

             ITEM 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibit   Description

                       27.1      Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                       SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE GOOD GUYS, INC.
                                      Registrant


             June 12, 1995             /s/ Robert A. Gunst
             _____________            ____________________________________
                 Date                 Robert A. Gunst
                                      President and Acting Chief Financial
                                      Officer

                                     EXHIBIT INDEX


             EXHIBIT        DESCRIPTION

             27.1           Financial Data Schedule