Form 10-Q
period 1995-06-30
GOOD GUYS INC
filed 1995-08-11
CIK 785931

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

          (Mark One)

          (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

          ( )   Transition report pursuant  to Section 13  or 15(d) of  the
          Securities Exchange Act of 1934
          For the Transition period from ________________ to_______________
          Commission File Number 0-14134

                                 THE GOOD GUYS, INC.
                (Exact name of registrant as specified in its charter)

                     Delaware                              94-2366177
          ______________________________               ___________________
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

                  7000 MARINA BOULEVARD, BRISBANE, CALIFORNIA 94005
                (Address of principal executive offices and zip code)

                                    (415) 615-5000
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__x__           No_____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding at July 31, 1995
          _____________________________      ____________________________
          Common Stock, $.001 par value                13,566,166

                                 THE GOOD GUYS, INC.

                                        INDEX

                                                                   Page No.

          Form 10-Q Cover Page                                            1

          Form 10-Q Index                                                 2

          Part I.    Financial Information:
               Item 1.   Financial Statements
                    Condensed Balance Sheets -                            3
                     June 30, 1995 (Unaudited) and
                     September 30, 1994 (Unaudited)

                    Condensed Statements of Income -                      4
                     Three and Nine-Month Periods Ended
                     June 30, 1995 and 1994 (Unaudited)

                    Condensed Statement of Changes in Shareholders'       5
                     Equity - Nine-Month Period
                     Ended June 30, 1995 (Unaudited)

                    Condensed Statements of Cash Flows -                  6
                     Nine Month Periods Ended
                     June 30, 1995 and 1994 (Unaudited)

                    Notes to Condensed Financial Statements               7

               Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8-9

          Part II.  Other Information

          Signature Page                                                 10

          Exhibit Index                                                  11

          Exhibit 11.1 Statement Setting Forth Computation of
                    Earnings per share                                   12

          Exhibit 27.1 Financial Data Schedule                           13

                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                 THE GOOD GUYS, INC.
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                            (Dollar amounts in thousands)

                                        ASSETS
                                                     June 30,     Sept. 30,
                                                       1995         1994
                                                     ________     _________
          Current assets:
               Cash and cash equivalents             $  7,832     $ 21,661
               Receivables                             17,534       11,080
               Inventories                            141,560       94,928
               Prepaid expenses and other assets        3,875        8,995
                                                      _______      _______
                    Total current assets              170,801      136,664

          Property and equipment, net                  57,146       50,831

          Other assets                                  4,109         1,217

                                                      _______      _______
                                                     $232,056     $188,712
                                                      =======      =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
               Accounts payable                      $ 71,579     $ 41,238
               Accrued expenses and other liabilities
                   Payroll                             11,607       11,822
                   Sales taxes                          3,248        5,774
                   Other                               12,125       10,930
                                                      _______      _______
                    Total current liabilities          98,559       69,764


          Shareholders' equity:
               Preferred stock, $.001 par value;
               authorized 2,000,000 shares;
               none issued
               Common stock,$.001 par value;
               authorized 40,000,000 shares;
               issued and outstanding 13,428,578
               shares and 13,282,181 shares,
               respectively                                13           13

               Additional paid-in capital              60,352       58,926

               Retained earnings                       73,132       60,009
                                                      _______      _______
                    Total shareholders' equity        133,497      118,948
                                                      _______      _______
                                                     $232,056     $188,712
                                                      =======      =======
                                    Page 3a of 13








                    The accompanying notes are an integral part of
                        these condensed financial statements.












































                                    Page 3b of 13
                                 THE GOOD GUYS, INC.
                            CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)
                 (Dollar amounts in thousands except per share data)


                                       Three Months          Nine Months
                                      Ended June 30,        Ended June 30,
                                      ______________        ______________

                                      1995       1994       1995      1994

          Net sales                $198,315   $164,431   $675,718  $545,776
          Cost of sales             149,056    121,146    511,176   400,746
                                    _______    _______    _______   _______

          Gross profit               49,259     43,285    164,542   145,030

          Selling, general and
             administrative
             expenses                45,301     40,195    142,398   124,896
                                    _______    _______    _______   _______

          Income from operations      3,958      3,090     22,144    20,134

          Interest income
          (expense), net               (163)       171       (411)      348
                                    _______    _______    _______   _______

          Income before income
             taxes                    3,795      3,261     21,733    20,482

          Income taxes                1,573      1,338      8,610     8,397
                                    _______    _______    _______   _______

          Net income               $  2,222   $  1,923   $ 13,123  $ 12,085
                                    =======    =======    =======   =======

          Net income per share and
             common share
             equivalents           $    .17   $    .15   $    .98  $    .92
                                    =======    =======    =======   =======

          Shares used in per share
             computation             13,426     13,185     13,378    13,124
                                    =======    =======    =======   =======









                      The accompanying notes are an integral part of
                           these condensed financial statements.

                                 THE GOOD GUYS, INC.
                CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 1995
                                     (Unaudited)
                            (Dollar amounts in thousands)

                                              Additional
                               Common Stock    paid-in  Retained
                              Shares   Amount  capital  earnings   Total
                              ______   ______  _______  ________   _____
     Balance at
       September 30, 1994    13,282,181    $13  $58,926  $60,009  $118,948

     Net income for the
       nine-month period
       ended June 30, 1995         -        -       -     13,123    13,123

     Issuance of common
      stock                     146,397     -     1,426      -       1,426
                             __________    ___   ______  _______   _______

     Balance at
       June 30, 1995         13,428,578    $13  $60,352  $73,132  $133,497
                             ==========     ==   ======  =======   =======































                    The accompanying notes are an integral part of
                        these condensed financial statements.

                                 THE GOOD GUYS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                            (Dollar amounts in thousands)

                                               Nine Months Ended June 30,
                                                      1995      1994

     Cash Flows from Operating Activities:

     Net income                                    $ 13,123  $ 12,085
                                                    _______   _______
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:

          Depreciation and amortization               7,118     6,188

          Change in assets and liabilities:

          Accounts receivables                       (6,454)   (1,871)
          Merchandise inventories                   (46,632)  (41,484)
          Prepaid expenses and other assets           2,228     2,531
          Accounts payable                           30,341    20,188
          Accrued expenses                           (1,744)    9,101
                                                    _______   _______
          Total adjustments                         (15,143)   (5,347)
                                                    _______   _______

     Net cash provided by (used in) operating
          activities                                 (2,020)    6,738
                                                    _______   _______

     Cash Flows from Investing Activities:
          Purchase of property and equipment        (13,235)   (7,831)
                                                    _______   _______

     Net Cash used in investing
          activities                                (13,235)   (7,831)
                                                    _______   _______

     Cash Flows from Financing Activities:
        Issuance of common stock                      1,426     1,356
                                                    _______   _______

     Net cash provided by financing
        activities                                    1,426     1,356
                                                    _______   _______

     Net increase (decrease) in cash and
        cash equivalents                            (13,829)      263

     Cash and cash equivalents at
        September 30, 1994 and 1993                  21,661    12,741
                                                    _______   _______

     Cash and cash equivalents at
        June 30, 1995 and 1994                     $  7,832  $ 13,004
                                                    =======   =======
                                    Page 6a of 13















                    The accompanying notes are an integral part of
                        these condensed financial statements.

                                    Page 6b of 13
                                 THE GOOD GUYS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


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

               The weighted average number of shares outstanding during the quarter has been computed by taking the number of days each share was outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarter and nine months ended June 30, 1995 as the dilutive effect of the options was less than 3%.

               Certain reclassifications have been made to prior year amounts to conform with the classifications used in the current period.

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

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations

             Net sales for the quarter ended June 30, 1995 reached $198.3 million, an increase of 21% over net sales of $164.4 million for the quarter ended June 30, 1994. This increase was due to a 5% comparable store sales increase, and an increase in the total number of stores in operation from 49 at June 30, 1994 to 60 at June 30, 1995. On a year-to-date basis, net sales for the period ended June 30, 1995 increased 24% to $675.7 million, compared to $545.8 million during the same period in 1994. Comparable store sales increased 8% for the nine months ended June 30, 1995.

             Gross profit as a percentage of net sales was 24.8% and 24.4% for the quarter and nine months ended June 30, 1995, respectively, as compared to 26.3% and 26.6% for the quarter and nine months ended June 30, 1994, respectively. These decreases were primarily caused by the increased proportion of sales represented by computer products, which typically carry lower gross margins, the cost impact from enhancements made to the Company's Premier Performance Guarantee program in November 1994, and a promotional consumer electronics market.

             For the quarter and nine months ended June 30, 1995, selling, general and administrative expenses were 22.8% and 21.1% of net sales, respectively, compared to the 24.4% and 22.9% recorded for the comparable 1994 periods. These decreases were the result of leveraging fixed expenses against the increased sales volume and a continued focus on cost control.

             The effective income tax rate for the quarter ended June 30, 1995 was 41.4%, compared to 41.0% for the quarter ended June 30, 1994. For the nine months ended June 30, 1995, the effective rate was 39.6%, compared to 41.0% for the comparable 1994 period.

             Net income for the quarter ended June 30, 1995 was $2.2 million ($0.17 per share) or 1.1% of net sales for the period. These results compare to net income of $1.9 million ($0.15 per share), or 1.2% of net sales for the quarter ended June 30, 1994. For the nine month period ended June 30, 1995, net income reached $13.1 million or $.98 per share, compared to $12.1 million or $.92 per share for the same period last year.

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

             Liquidity and Capital Resources

             At June 30, 1995, the Company had working capital of $72.2 million. Net cash used in operating activities was $2.0 million for the quarter ended June 30, 1995 as compared to net cash provided by operating activities of $6.7 million for the quarter ended June 30, 1994. This decrease in net cash from operating activities was primarily attributable to an increase in merchandise inventories and accounts receivable that were partially offset by an increase in accounts payable. The increases in merchandise inventories and accounts payable were due to preparing for and supporting a larger store base during the first nine months of 1995 than for the same period in the prior year. The increase in accounts receivable resulted from an increase in sales over the comparable period in the prior year and the proceeds due from store equipment leasing transactions which had not been received at June 30, 1995.

             Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $13.2 million for the nine months ended June 30, 1995 as compared to $7.8 million during the same period last year. This increase was primarily attributable to the increase in the number of new stores opened during the nine months ended June 30, 1995.

             On June 28, 1995, the Company entered into a new credit agreement, expiring February 28, 1997, providing a revolving line of credit of up to $75 million, the availability of which fluctuates seasonally. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. The Company was in compliance with all covenants under the credit agreement as of June 30, 1995. There were no borrowings outstanding under the credit agreement at June 30, 1995.

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

                              PART II.  OTHER INFORMATION

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  Exhibit    Description
                            11.1       Statement of Computation of
                                       Per Share Earnings
                            27.1       Financial Data Schedule

                       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                       SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE GOOD GUYS, INC.
                                       Registrant


             August 10, 1995           /s/ Robert A. Gunst
             _______________           ______________________________
                 Date                  Robert A. Gunst
                                       President and
                                       Acting Chief Financial Officer

                                     EXHIBIT INDEX


             NUMBER              DESCRIPTION
             PAGE

             11.1                Statement of Computation of Per Share  12
                                 Earnings

             27.1                Financial Data Schedule                13

                                 THE GOOD GUYS, INC.                Exhibit 11.1
                         STATEMENT SETTING FORTH COMPUTATION
                                OF EARNINGS PER SHARE
                          (Thousands Except Per Share Data)

                                               June 30       June 30
                                                1995          1994
                                              ________      ________
     Net Income                               $  2,222      $  1,923

     1.  As presented in the 10-Q
         Shares used in per share
         computation                            13,426        13,185

         Net income per common share
         and common share equivalents         $    .17      $    .15
                                              ========      ========

     2. Computation of primary and fully diluted earnings per share including common stock equivalents

         a)  Primary earnings per common share

             Weighted average number of
             shares:
             Common stock  (A)                  13,426        13,185
             Stock Options (B)                     135           248
                                              ________      ________
             Total                              13,561        13,433

             Primary earnings
             per share                        $    .16      $    .14
                                              ========      ========

         b)  Fully diluted earnings per share

             Weighted average number of
             shares:
             Common stock  (A)                  13,426        13,185
             Stock Options (B)                     150           248
                                              ________      ________
             Total                              13,576        13,433

             Fully diluted earnings
             per share                        $    .16      $    .14
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