Form 10-K405
period 1995-09-30
GOOD GUYS INC
filed 1995-12-21
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the fiscal year ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14134

                       -----------------------------------

                               THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-2366177
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

             7000 Marina Boulevard, Brisbane, California 94005-1840
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (415) 615-5000

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $123,837,769 as of December 15, 1995.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 15, 1995, there were 13,581,416 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 1995. (Part II of Form 10-K)

    (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 1996 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                     PART I

ITEM 1.       BUSINESS

General

              THE GOOD GUYS! is a leading specialty retailer of consumer electronics products. The Company currently operates 70 stores: In California, 18 stores are located in the San Francisco Bay area, 24 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, THE GOOD GUYS! operates 8 stores, 3 stores and 3 stores, respectively.

              The Good Guys, Inc. was incorporated in California in 1976. On March 4, 1992, the Company changed its state of incorporation from California to Delaware by merging into a wholly-owned Delaware subsidiary formed for that purpose. In September 1995, The Good Guys, Inc. transferred substantially all of its assets and liabilities to The Good Guys - California, Inc., its wholly-owned operating subsidiary. Unless the context otherwise requires, the terms "THE GOOD GUYS!" and "Company" refer to The Good Guys, Inc., together with its operating subsidiary.

Business Strategy

              THE GOOD GUYS! goal is to be a leading consumer electronics retailer in each of its targeted markets. The cornerstones of its business strategy include:

              Customer Service. THE GOOD GUYS! believes that superior service is the single most important factor in overall customer satisfaction, and that the Company differentiates itself from other consumer electronics retailers by providing superior customer service. The Company believes that friendly and knowledgeable sales associates are critical to satisfying customers interested in middle to high-end electronics products. The Company's objective is to generate long-term repeat business from its customers.

              Merchandising. The Company's merchandising strategy is to provide customers with a broad and compelling selection of brand name consumer electronics with an emphasis on middle to high-end merchandise. Merchandise is offered at competitive prices, which are backed by a low price guarantee.

              Marketing. The Company aggressively uses newspaper, direct mail, radio and television advertising to build name recognition, to position THE GOOD GUYS! in its markets, and to increase store traffic. Stores are designed to be exciting and easy to shop and are located in high visibility and high traffic commercial areas.

              Expansion. The Company plans to continue to expand its store base. Successful expansion will depend, among other things, on the Company's ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company's ability to open new stores quickly in new markets, to achieve economies of scale in advertising and distribution, and to continue to gain market share from established competitors.

Customer Service

              The Company believes that knowledgeable and friendly sales associates are critical to providing superior customer service. As of September 30, 1995, the Company had over 2,100 highly trained part-time and full-time sales associates. Sales associates are paid under an incentive compensation program with a salary guarantee that is applied against incentives earned. Incentives are based on the gross profit realized, the amount of "repeat" business the sales associate generates, product returns, performance against sales goals and peer ranking. The Company believes this incentive structure creates long-term repeat customers for THE GOOD GUYS!.

              All sales associates attend a full-time, in-house initial training program. The Company's training program is continually updated and is designed to develop good sales practices and techniques and to help sales associates explain and demonstrate to customers the use and operation of store merchandise. This training enables sales associates to better understand customer needs and to help them select products with which they are satisfied.

              The Company generally holds meetings daily at each store to keep sales associates trained in Company procedures and policies and to update them on competitive information, current product introductions, product availability and pricing. Manufacturers also conduct in-store training sessions to familiarize sales associates with existing and new products.

              The Company hosts a product show annually. All sales associates attend the product show and are required to participate in training sessions focused on product knowledge and selling skills. Manufacturers are in attendance with product displays and are available to answer questions. Additionally, regional training workshops are conducted twice a year to enhance the sales associates' product knowledge. These sessions are conducted by a combination of manufacturers, corporate trainers and the corporate buyers. Customer service and sales techniques are also incorporated into these training workshops.

              In recent years, THE GOOD GUYS! has eliminated cashiers and customer pickup windows, enabling sales associates to assist customers throughout the entire sales transaction. This allows sales associates to spend more time assessing the customer's needs, and provides customers with a smoother, more efficient and more enjoyable shopping experience.

              The Company's satisfaction guaranteed policy provides that a product generally may be returned within 30 days of purchase for a full refund or in exchange for another product. When purchasing a product from the Company, customers may elect to purchase a Premier Performance Guarantee under which a third party provides extended service coverage beyond the period covered by the manufacturer's warranty.

              All merchandise purchased from THE GOOD GUYS! and in need of repair may be returned to any of the Company's stores for service. Such merchandise is sent to either a Company-operated or an independent factory authorized repair facility and is returned to the store after repair. The Company has its own regional service facilities, which service all of its stores. The Company also operates car audio and car cellular phone installation facilities at almost all of its locations.

              The majority of the Company's sales are made through credit cards. The Company currently honors MasterCard, VISA, American Express and various other credit cards, as well as THE GOOD GUYS! "Preferred Customer Card" issued by an independent third party. Because of the relatively high cost of many of the consumer electronics products sold by the Company, its business could be affected by consumer credit availability.

              The Company places emphasis on developing the skills of its employees in order to provide a source of quality management personnel for current and future stores. The Company has been able to fill many sales managerial positions by promoting sales associates and, similarly, to fill many store management positions by promoting sales managers.

Merchandising

              The Company offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. This selection comprises approximately 4,400 products from over 240 vendors and is intended to cover all of the popular price points within each product category. The Company does not carry private label products. In addition, the Company continually introduces and evaluates new and complementary product lines. For example, in 1994 the Company commenced selling personal computers and peripheral equipment in all of its stores.

              The following table shows the approximate percentage of sales for each major product category for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.

                                                               Year Ended September 30,
                                                           --------------------------------
Category                                                   1995          1994          1993
--------                                                   ----          ----          ----
Video . . . . . . . . . . . . . . . . . . . . . . . .       36%           36%           36%
Audio and cellular phones . . . . . . . . . . . . . .       30%           33%           35%
Home office . . . . . . . . . . . . . . . . . . . . .       17%           12%            9%
Other (accessories, installation,
  photo, premier performance
  guarantee, repair service,
  video games and other)  . . . . . . . . . . . . . .       17%           19%           20%
                                                           ----          ----          ----
                                                           100%          100%          100%
                                                           ====          ====          ====

              For the year ended September 30, 1995, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and

Sony and for audio and cellular products were, in alphabetical order, Motorola, Panasonic and Sony. The three leading suppliers of home office products were, in alphabetical order, Apple, Packard Bell and Panasonic.

Marketing

              The Company believes that its advertising activities have resulted in significant name recognition in its markets and have increased the number of qualified potential customers visiting its stores. The Company's advertising vehicles include newspaper, direct mail, television and radio.

              All of the Company's print and direct mail advertisements, and most of its television ads, are created, produced and placed by the Company's advertising staff. The Company believes that the use of its own personnel maximizes its control over advertising effectiveness, increases its flexibility, allows quick response to changing market conditions, and enables it to purchase media on advantageous terms.

              The Company's advertisements promote the Company as an "audio-video specialist" and emphasize competitive prices, extensive selection, and superior customer service from knowledgeable sales associates.

Expansion

              Since the end of fiscal 1985, the Company has grown from 7 to 70 stores. Over the past five years the Company has expanded its store base at a compound rate of approximately 20% per year. During fiscal 1995, THE GOOD GUYS! opened 14 new stores, continuing to penetrate its current markets by opening one store in the San Diego area and two stores in the Los Angeles/Orange County area, and entering two new states by opening seven stores in Washington and three stores in Oregon. The Company also opened WOW!, MULTIMEDIA SUPERSTORE, in Las Vegas, Nevada, a concept store jointly operated with Tower Records. The Company will continue to expand within its current four-state market during fiscal 1996, with plans to open 12-14 stores during the fiscal year.

Store Operations

              With the exception of WOW!, MULTIMEDIA SUPERSTORE, the Company's stores range in size from approximately 9,000 to 27,000 square feet. Most of the newer stores reflect the ongoing evolution in the Company's store design and are approximately 18,000 to 20,000 square feet in size. All of the Company's stores are located in high visibility, high traffic commercial areas and are open seven days a week, including most holidays.

              THE GOOD GUYS! stores are designed to reinforce the Company's merchandising philosophy and its desire to provide a pleasant shopping experience. Merchandise is generally displayed by category to facilitate comparison of brands, models and prices. During fiscal 1995, the Company introduced a new store design, called "Generation 21". These stores are larger and brighter stores that feature interactive displays, easily accessible merchandise and vibrant graphics.

              In August 1995, the Company opened WOW!, MULTIMEDIA SUPERSTORE, in Las Vegas, Nevada. This concept store, which is jointly operated with Tower Records, provides the full range of consumer electronics offered at all THE GOOD GUYS! stores, as well as a full range of music, video, computer software and books and magazines offered by Tower Records. THE GOOD GUYS! occupies approximately half of the 62,000 square foot store.

              Each store generally has one store manager, one assistant manager, two sales managers, and an operations manager. Some store managers are responsible for two or more stores. The assistant store manager oversees the store's operations and the sales managers supervise the sales associates. Sales associates are specialized by product category. Sales associates handle all aspects of the customer interface: providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and handling the payment, and bringing the goods from the stockroom to the customer.

              Store operations are overseen by a senior management team which holds frequent meetings with the store managers. Merchandising and store operation policies for all stores are established by senior management.

Distribution

              The Company operates a 460,000 square foot operations center in Hayward, California, which has the capacity to handle deliveries to more than 100 stores in the Western United States. Deliveries are generally made to each store six or seven days a week, as ordered by the Company's automatic replenishment system. The Company believes that this frequency of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

Management Information Systems

              The Company's management information system is a distributed, on-line network of computers that links all stores, delivery locations, service centers, credit providers, the distribution facility and the corporate offices into a fully integrated system. Each store has its own system which allows store management to track sales and inventory at the product, customer or sales associate level. The Company's point of sale system allows the capture of sales data and customer information and allows the tracking of merchandising trends and inventory levels on a daily basis. Management believes that its current systems are adequate to support THE GOOD GUYS! anticipated growth.

Competition

              The business of the Company is highly competitive. The Company competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. To some extent, the Company also competes with drugstores, supermarkets and others that make incidental sales of electronics products. Competitors of the Company include Circuit City Stores, Best Buy, Sears, Incredible

Universe, Montgomery Ward, Target, several smaller electronics chains and independent stores.

              The Company's strategy is to compete by being a value-added retailer, offering a broad selection of top national brand name merchandise sold at competitive prices by a friendly, knowledgeable and motivated team of associates.

Seasonality

              As is the case with many other retailers, the Company's sales are higher during the Christmas season than during other periods of the year.

Employees

              At September 30, 1995, the Company employed approximately 4,000 persons, of whom 450 were salaried, 1,450 were hourly non-selling associates and 2,100 were salespeople on commission against a minimum guarantee. At September 30, 1995, over 340 of its employees were employed in the Company's executive offices; the balance were employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

Trademarks and Service Marks

              The Company has registered the name "THE GOOD GUYS!" as a trademark with the United States Patent and Trademark Office and the State of California. Federal registration of the trademark extends through 2000 and is renewable indefinitely. The Company has registered "THE GOOD GUYS!" as a service mark through 1999, which is renewable indefinitely. The Company's name is an integral part of its advertising and is important to its business.

ITEM 2.       PROPERTIES

              Of the Company's stores in California, 18 are located in the San Francisco Bay area, 24 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, THE GOOD GUYS! operates 8 stores in the State of Washington, 3 stores in Oregon and 3 stores in Nevada. All of the stores are leased under leases that have expiration dates (assuming that lease options are exercised) in years ranging from 1999 to 2038.

              The Company's operations center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires (assuming that lease options are exercised) in 2011.

              The Company also maintains executive offices in Brisbane, California at 7000 Marina Boulevard under a lease, the term of which expires (assuming that lease options are exercised) in 2004.

ITEM 3.       LEGAL PROCEEDINGS

              On March 31, 1992, Alan J. Story and his wife, Janice Story, filed a complaint against the Company and others in Solano County Superior Court, based on Mr. Story being held hostage and shot in the Company's Florin Mall store in Sacramento by individuals unrelated to the Company. Also named as defendants in the complaint are the individuals (or their legal representatives) who allegedly took the hostages and shot Mr. Story, the store (Big R Country West Stores, which is unrelated to the Company) where the individuals allegedly purchased the weapons used in the incident, the Sacramento County Sheriff's Department which responded to the incident, and the County of Sacramento. The causes of the action in the complaint are as follows: (1) "Assault and Battery,"
(2) "Premises Liability," (3) "Negligence--Law Enforcement Hostage Negotiations," (4) "Negligence--Sales of Firearms," (5) "Negligence--Parental Supervision," and (6) "Loss of Consortium." No specific amount of damages has been requested to date. The principal causes of action alleged against the Company are for premises liability and loss of consortium. Similar lawsuits have been filed on behalf of certain other plaintiffs who allege that they also were hostages and victims. The Company does not believe that it has any liability in connection with the litigation; however, should liability exist, the Company believes that it has adequate insurance to cover such liability. The Company's insurance carriers have accepted coverage of this litigation and have retained counsel for the Company.

              On August 11, 1993, an unincorporated association known as Cellular Agents Association and six small retail agents of LA Cellular in the Los Angeles and Orange County area filed an action against the Company and three of its store managers entitled Cellular Agents Association v. The Good Guys, Inc., et al, Los Angeles Superior Court No. YC017055. The Complaint alleges three principal claims: below-cost pricing of cellular telephones in violation of the California Unfair Practices Act; "bundling" of cellular telephones and service in violation of Public Utility Commission rules and the California Cartwright Act; and false advertising. Plaintiffs have dismissed this action, subject to an agreement that they may refile the action in Orange County Superior Court and seek to have it consolidated with the Cellular Activators case described below. Plaintiffs have refiled the action in Orange County, and the two cases have now been consolidated. The Company believes that it has meritorious defenses to the claims alleged in this lawsuit and intends to defend the action vigorously.

              On May 5, 1994, Cellular Activators, a general partnership consisting of Richard Hansen and Jacque Coon, and several other individuals and entities, filed a complaint against the Company and seven other named defendants entitled Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Orange County Superior Court Case No. 729278. The named defendants are Los Angeles Cellular Telephone Company, Los Angeles SMSA Limited Partnership, PacTel Cellular, PacTel Corporation, AirTouch Communications, AirTouch Cellular, Circuit City Stores, and the Company. The complaint alleges a wide variety of antitrust and fraud-related claims against the carrier defendants, including alleged conspiracy to fix cellular telephone prices. Only two of the several plaintiffs allege claims against the Company (although, as noted above, the claims in the Cellular Agents case have now been consolidated with this case). Those claims are for below cost pricing in violation of the California Unfair Practices Act, bundling of cellular telephones and service, and conspiracy to engage in bundling and below-cost pricing. Plaintiffs have filed a Second Amended Complaint, and the case is now scheduled for trial on April 22, 1996. Discovery is ongoing, but it is too early to be able to express an opinion as to the likely outcome of this matter. The Company believes that it has meritorious defenses to the claims alleged in this lawsuit and intends to defend the action vigorously.

              On March 7, 1995, the Company filed a lawsuit for trademark infringement against Good Guys Stereo Warehouse, an Oregon corporation offering retail consumer electronics services out of two stores in the Corvallis, Oregon area. The Good Guys, Inc. v. Good Guys Stereo Warehouse, Inc., et al., No.95-283-HA (D. Ore.). On March 27, 1995, Defendant filed an Answer and Counterclaim for injunctive and declaratory relief for trademark infringement. The issues raised by Defendant's counterclaim are essentially coextensive with the issues raised by the Company's underlying lawsuit. On July 14, 1995, the court granted the Company's request for a preliminary injunction, thus provisionally validating the Company's position. The Company believes that it has no liability for trademark infringement and intends vigorously to defend against the counterclaim.

              The Company has been named as a defendant in two purported class actions, entitled Long v. Packard Bell Electronics, et al., Case. No. 7515706, filed in Orange County Superior Court on August 21, 1995, and Sutter v. Acer America Corporation, et al., Case No. 95A505027, filed in Sacramento County Superior Court on September 7, 1995. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. In addition to these two cases, there are numerous other cases pending around the State of California (and in other parts of the country) making essentially the same allegations against a variety of computer manufacturers, wholesalers and retailers. All of the California cases have now been coordinated in a single court in San Francisco. The cases are at an early stage, discovery has not yet commenced, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously. The Company also believes it has meritorious claims for indemnification from certain computer manufacturers from which it has purchased computer equipment.

              The Company has recently been named as a defendant in an action known as Levy v. Circuit City Stores, Inc., et al., Case No. 971872, filed in San Francisco Superior Court on August 18, 1995. The plaintiff is an individual named Carol Levy, who claims to be suing on her own behalf and on behalf of the general public. The defendants, in addition to the Company, are Circuit City Stores, Inc., Wireless Depot, Inc., Tandy Corporation, Cellular Warehouse, Bay Area Cellular Telephone Company, and GTE Mobilnet of California. The First Amended Complaint alleges various violations of the California Unfair Practices Act and the Unfair Competition Statute, including failure to post certain signs in connection with the sale of cellular telephones, bundling of cellular telephone equipment and service, unlawful loss leader sales of cellular telephone equipment, and unfair and deceptive advertising of cellular telephone equipment and service. The plaintiff seeks injunctive relief and restitution. The case is at a very early stage, and it is too soon to be able to express an opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the case vigorously.

              The Company has been named as a defendant in another purported class action entitled Littau v. Circuit City Stores, Inc., et al., Case No. 973978, filed in San Francisco Superior Court on November 14, 1995. Plaintiffs are two individuals named James A. Littau and Frederick Goldberg, who claim to be suing in their own behalf and on behalf of all those similarly situated. The defendants, in addition to the Company, are Circuit City Stores West Coast, Inc., Sears Roebuck & Co., Tandy Corp. dba Radio Shack, Whole Earth Access Co., COMPUSA, Inc., Best Buy Co. and Fry's Electronics, Inc. The Complaint alleges violations of the California Unfair Practices, Unfair Competition and Consumer Legal Remedies Acts, and causes of action for fraud, negligent misrepresentation and breach of contract in connection with the sale of "bundled software packages" included with personal computer systems. Plaintiffs seek an injunction, restitution, damages and attorneys fees. The case is at a very early stage, and therefore we cannot express any opinion as to the probable outcome. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends vigorously to defend the action.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              Not Applicable.

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY

              The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                        Age       Position
----                        ---       --------
Ronald A. Unkefer           51        Chairman

Robert A. Gunst             47        President and Chief Executive Officer

Robert E. Baird             47        Senior Vice President, Marketing and
                                      Merchandising

Thomas A. Hannah            50        Senior Vice President, Operations

Brad S. Bramy               43        Vice President, Advertising

William C. Curley           52        Vice President, Management Information
                                      Services and Operations

John G. Duken               35        Vice President, Store Operations

William B. Perlstein        45        Vice President, Stores

Gregory L. Steele           48        Vice President, Real Estate

Geradette M. Vaz            43        Vice President, Human Resources


              All executive officers are elected by and serve at the discretion of the Board of Directors.

              Ronald A. Unkefer founded the Company's business in 1973, has been the Chairman of the Board of the Company since it was incorporated in 1976, and was its Chief Executive Officer until his resignation from that position in January 1993.

              Robert A. Gunst became the President and Chief Operating Officer of the Company in May 1990 and its Chief Executive Officer in January 1993.

              Robert E. Baird joined the Company as Vice President, Marketing in February 1994 and was named Senior Vice President, Marketing and Merchandising in May 1995. From August 1989 to February 1994 he was the General Manager of the Northern California Division of Circuit City Stores, Inc.

              Thomas A. Hannah joined the Company as Senior Vice President, Stores in June 1993 and was named Senior Vice President, Operations, in May 1995. From November 1982 to March 1993 he was Assistant Vice President, Circuit City Stores, Inc., and General Manager of three separate operating divisions located in Richmond, San Francisco and Dallas.

              Brad S. Bramy was named Vice President, Advertising in May 1995. Prior to holding this position, Mr. Bramy served in various positions in the advertising department since joining the Company in 1983.

              William C. Curley joined the Company as Vice President, Management Information Services and Distribution in October 1990 and became Vice President, Management Information Services and Operations in November 1991.

              John G. Duken joined the Company in September 1993 as General Manager of Store Operations and was named Vice President, Store Operations in June 1994. From June 1988 to August 1993 he held several positions with Circuit City Stores, Inc., including Divisional Operations Manager of the Northern California Division and General Operations Manager of the Midwest Division.

              William B. Perlstein joined the Company as Regional Sales Manager in March 1987, was named Vice President, Store Operations in January 1993, and was named Vice President, Stores in June 1993.

              Gregory L. Steele has served as Vice President, Real Estate since April 1986.

              Geradette M. Vaz joined the Company in July 1986 as Vice President, Human Resources, and has served in that position to the present.

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED SECURITY HOLDER MATTERS

              Incorporated by reference from page 20 of the Company's 1995 Annual Report to Shareholders.

ITEM 6.       SELECTED FINANCIAL DATA

              Incorporated by reference from page 12 of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Incorporated by reference from pages 10 through 11 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Incorporated by reference from pages 13 through 19 of the Company's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 1995 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

              Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Incorporated by reference from portions of the Proxy Statement under the captions "Certain Shareholders" and "Compensation of Directors and Executive Officers."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Incorporated by reference from portions of the Proxy Statement under the caption "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (A)1.  FINANCIAL STATEMENTS

                     Included in Part II of this report by incorporation by reference from the 1995 Annual Report to Shareholders:

                           Independent Auditors' Report (page 19 of the 1995 Annual Report to Shareholders)

                           Consolidated statements of income for each of the three years in the period ended September 30, 1995 (page 14 of the 1995 Annual Report to Shareholders)

                           Consolidated balance sheets as of September 30, 1995 and 1994 (page 13 of the 1995 Annual Report to Shareholders)

                           Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 1995 (page 14 of the 1995 Annual Report to Shareholders)

                           Consolidated statements of cash flows for each of the three years in the period ended September 30, 1995 (page 15 of the 1995 Annual Report to Shareholders)

                           Notes to consolidated financial statements (pages 16 through 19 of the 1995 Annual Report to Shareholders)

              (A)2.  FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

          (A)3.    EXHIBITS

3.1 Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

3.2 Bylaws. (Exhibit 3.2 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

10.1 1985 Stock Option Plan, as amended.* (Exhibit 10.1 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

10.2 Form of Nonqualified Stock Option Agreements.* (Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed on January 28, 1991, registration number 33-38749; incorporated herein by reference.)

10.3 THE GOOD GUYS! Profit-Sharing Plan, as amended and restated as of December 20, 1990.* (Exhibit 10.4 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1991; incorporated herein by reference.)

10.4 THE GOOD GUYS! Deferred Pay Plan.* (Exhibit 4.1 to the Company's Registration Statement on Form S-8 as filed on March 12, 1991, registration number 33-39421; incorporated herein by reference.)

10.5 THE GOOD GUYS! Deferred Pay Plan Amendment No. 1.* (Exhibit 4.6 to the Company's Registration Statement on Form S-8 as filed on March 12, 1991, registration number 33-39421; incorporated herein by reference.)

10.6      Letter Agreement with Robert A. Gunst, dated March 30, 1990.* (Exhibit
          10.14 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1990; incorporated herein by reference.)

10.7 Employee Stock Purchase Plan, as amended.* (Exhibit 10.7 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1994; incorporated herein by reference.)

10.8 THE GOOD GUYS! Deferred Pay Plan Amendment No. 2.* (Exhibit 10.27 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1992; incorporated herein by reference.)

10.9 Credit Agreement dated June 28, 1993 between Bank of America National Trust & Savings Association, the Bank of California, N.A. and The Good Guys, Inc. (Exhibit 10.9 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1993, incorporated herein by reference.)

----------------------
     *Compensatory plan or arrangement.

10.10     Letter Agreement with Thomas A. Hannah, dated June 1, 1993.* (Exhibit
          10.10 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1993, incorporated herein by reference.)

10.11 Incentive Plan for Chief Executive Officer for fiscal year ending September 30, 1996.*

10.12 Incentive Plan for Senior Vice Presidents for fiscal year ending September 30, 1996.*

10.13 Incentive Plan for Vice President, Store Operations for fiscal year ending September 30, 1996.*

10.14 Incentive Plan for Vice President, Sales for fiscal year ending September 30, 1996.*

10.15 Incentive Plan for Vice President, Real Estate for fiscal year ending September 30, 1996.*

10.16 Incentive Plan for other Vice Presidents for fiscal year ending September 30, 1996.*

10.17 1994 Stock Incentive Plan.* (Exhibit 10.6 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1994; incorporated herein by reference.)

10.18 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc.

10.19 Credit Agreement, dated as of September 26, 1995, by and among Bank of America National Trust & Savings Association, The Bank of California, N.A. and The Good Guys-California, Inc.

10.20 Operating Agreement, dated effective as of April 15, 1995, between MTS, Inc., a California corporation, dba Tower Records/Book/Video, and The Good Guys, Inc., a Delaware corporation.

10.21 Non-Committed Line of Credit Agreement, dated October 27, 1995, by and between The Bank of California, N.A. and The Good
          Guys-California, Inc.

10.22 Non-Committed Line of Credit Agreement, dated July 24, 1995, by and between The Dai-Ichi Kangyo Bank, Limited and The Good Guys, Inc.

11.1      Statement re Computation of Per Share Earnings.

----------------------
     *Compensatory plan or arrangement.

13.1 Annual Report to Shareholders for fiscal year ended September 30, 1995 (pages incorporated by reference).

23.1      Independent Auditors' Consent.

24.1      Powers of Attorney.

      (b) Reports on Form 8-K.

          There were no reports on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 21, 1995               THE GOOD GUYS, INC.


                                        By /s/ ROBERT A. GUNST
                                           ----------------------------------
                                           Robert A. Gunst
                                           President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. GUNST                Director, President and                   December 21, 1995
----------------------------       Chief Executive Officer
(Robert A. Gunst)                  (Principal Executive Officer and
                                   Principal Financial Officer)

/s/ LESLIE S. BENSON               Controller (Principal                     December 21, 1995
----------------------------       Accounting Officer)
(Leslie S. Benson)

/s/ RONALD A. UNKEFER*             Chairman of the Board                     December 21, 1995
----------------------------
(Ronald A. Unkefer)

/s/ STANLEY R. BAKER*              Director                                  December 21, 1995
----------------------------
(Stanley R. Baker)

/s/ RUSSELL M. SOLOMON*            Director                                  December 21, 1995
----------------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*                Director                                  December 21, 1995
----------------------------
(John E. Martin)

/s/ W. HOWARD LESTER*              Director                                  December 21, 1995
----------------------------
(W. Howard Lester)

*By /s/ ROBERT A. GUNST
    ------------------------
Attorney-in-Fact

                                 EXHIBIT INDEX

 Number             Description
 ------             -----------
 10.11              Incentive Plan for Chief Executive Officer for fiscal year ending September 30, 1996.

 10.12 Incentive Plan for Senior Vice Presidents for fiscal year ending September 30, 1996.

 10.13 Incentive Plan for Vice President, Store Operations for fiscal year ending September 30, 1996.

 10.14 Incentive Plan for Vice President, Sales for fiscal year ending September 30, 1996.

 10.15 Incentive Plan for Vice President, Real Estate for fiscal year ending September 30, 1996.

 10.16 Incentive Plan for other Vice Presidents for fiscal year ending September 30, 1996.

 10.18              Assignment and Assumption Agreement, dated September 26,
                    1995, by and between The Good Guys, Inc. and The Good Guys -
                    California, Inc.

 10.19 Credit Agreement, dated as of September 26, 1995, by and among Bank of America National Trust & Savings Association,
                    The Bank of California, N.A. and The Good Guys-California,
                    Inc.

 10.20 Operating Agreement, dated effective as of April 15, 1995, between MTS, Inc., a California corporation, dba Tower
                    Records/Book/Video, and The Good Guys, Inc., a Delaware corporation.

 10.21              Non-Committed Line of Credit Agreement, dated October 27,
                    1995, by and between The Bank of California, N.A. and The
                    Good Guys-California, Inc.

 10.22 Non-Committed Line of Credit Agreement, dated July 24, 1995, by and between The Dai-Ichi Kangyo Bank, Limited and The
                    Good Guys, Inc.

 11.1               Statement re Computation of Per Share Earnings.

 13.1               Annual Report to Shareholders for fiscal year ended
                    September 30, 1995 (pages incorporated by reference).

 23.1               Independent Auditors' Consent.

 24.1               Powers of Attorney.