Form 10-Q
period 1995-12-31
GOOD GUYS INC
filed 1996-02-13
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to
                               --------------    --------------
Commission File Number 0-14134

                               THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  94-2366177
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                7000 MARINA BOULEVARD, BRISBANE, CALIFORNIA 94005
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  (415)615-5000
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x             No
                            ----               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 31, 1996
------------------------------      -------------------------------
 Common Stock, $.001 par value                 13,756,605

                               THE GOOD GUYS, INC.

                                      INDEX


                                                                     Page

Part I.   FINANCIAL INFORMATION:

Item 1    Financial Statements:
------
          Consolidated Balance Sheets as of                            3
          December 31, 1995 (Unaudited) and
          September 30, 1995 (Unaudited)

          Consolidated Statements of Income for the                    4
          Three Month Periods Ended
          December 31, 1995 and 1994 (Unaudited)

          Consolidated Statement of Changes in Shareholders'           5
          Equity for the Three Month Period
          Ended December 31, 1995 (Unaudited)

          Consolidated Statements of Cash Flows for the                6
          Three Month Periods Ended
          December 31, 1995 and 1994 (Unaudited)

          Notes to Consolidated Financial Statements                   7

Item 2    Management's Discussion and Analysis of
------    Financial Condition and Results of Operations              8-9

Part II.  OTHER INFORMATION                                           10

SIGNATURE PAGE                                                        11

EXHIBIT INDEX                                                         12

EXHIBIT 11.1 Statement Setting Forth Computation of
             Earnings per Share                                       13

Exhibit 27.1 Financial Data Schedule                                  14

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                     ASSETS

                                                               December 31,    September 30,
                                                                  1995            1995
                                                                 --------       --------
Current assets:
  Cash and cash equivalents                                      $ 23,819       $ 18,434
  Accounts receivable, net                                         42,467         21,209
  Merchandise inventories                                         168,825        115,806
  Prepaid expenses                                                  8,999         10,300
                                                                 --------       --------
    Total current assets                                          244,110        165,749

Property and equipment                                            101,674        101,825
Less accumulated depreciation and amortization                     44,625         42,584
                                                                 --------       --------
Property and equipment, net                                        57,049         59,241

Other assets                                                        2,384          2,739
                                                                 --------       --------
Total assets                                                     $303,543       $227,729
                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $104,627       $ 53,504
  Accrued expenses and other liabilities:
    Payroll                                                        13,685         12,435
    Sales taxes                                                    10,968          6,025
    Other                                                          31,513         19,743
                                                                 --------       --------
Total current liabilities                                         160,793         91,707


Shareholders' equity:
  Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    none issued
  Common stock,$.001 par value:
    authorized 40,000,000 shares;
    issued and outstanding, 13,581,416
    at December 31 and September 30                                    14             14
  Additional paid-in capital                                       61,833         61,833
  Retained earnings                                                80,903         74,175
                                                                 --------       --------
Total shareholders' equity                                        142,750        136,022
                                                                 --------       --------
Total liabilities and shareholders' equity                       $303,543       $227,729
                                                                 ========       ========



                 The accompanying notes are an integral part of
                                these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                         Three Months
                                      Ended December 31,
                                      ------------------

                                     1995             1994
                                     ----             ----

Net sales                         $ 306,715        $ 281,658
Cost of sales                       236,955          213,702
                                  ---------        ---------
Gross profit                         69,760           67,956

Selling, general and
  administrative
  expenses                           58,439           53,724
                                  ---------        ---------

Income from operations               11,321           14,232
Interest income
  (expense), net                        (45)            (132)
                                  ---------        ---------
Income before income
  taxes                              11,276           14,100

Income taxes                          4,548            5,499
                                  ---------        ---------

Net income                        $   6,728        $   8,601
                                  =========        =========

Net income per common share       $     .50        $     .65
                                  =========        =========

Shares used in per share
  computation                        13,581           13,286
                                  =========        =========


                 The accompanying notes are an integral part of
                                these statements.

                               THE GOOD GUYS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995
                        (In thousands except share data)
                                   (Unaudited)

                                       Common Stock               Additional
                                       ------------                paid-in          Retained
                                 Shares            Amount          capital          earnings           Total
                                 ------            ------          -------          --------           -----

Balance at
  September 30, 1995            13,581,416       $       14       $   61,833       $   74,175       $  136,022

Net income for the
  three-month period
  ended December 31, 1995             --               --               --              6,728            6,728

Issuance of common
  stock                               --               --               --               --               --
                                ----------       ----------       ----------       ----------       ----------
Balance at
  December 31, 1995             13,581,416       $       14       $   61,833       $   80,903       $  142,750
                                ==========       ==========       ==========       ==========       ==========




                 The accompanying notes are an integral part of
                                these statements.

                               THE GOOD GUYS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months
                                                    Ended December 31,
                                                 ------------------------
                                                   1995            1994
                                                 --------        --------

Cash Flows from Operating Activities:

Net income                                       $  6,728        $  8,601
                                                 --------        --------
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

    Depreciation and amortization                   2,264           2,488

    Change in assets and liabilities:

    Accounts receivable                           (21,258)        (25,446)
    Merchandise inventories                       (53,019)        (84,891)
    Prepaid expenses and other assets               1,656           1,566
    Accounts payable                               51,123          80,931
    Accrued expenses and other liabilities         17,963          19,314
                                                 --------        --------
    Total adjustments                              (1,271)         (6,038)
                                                 --------        --------

Net cash provided by operating
  activities                                        5,457           2,563
                                                 --------        --------
Cash Flows from Investing Activities:
  Purchase of property and equipment - net            (72)         (3,959)
                                                 --------        --------
Net cash used in investing
  activities                                          (72)         (3,959)
                                                 --------        --------
Cash Flows from Financing Activities:
  Issuance of common stock                           --                37
                                                 --------        --------
Net cash provided by financing
  activities                                         --                37
                                                 --------        --------

Net increase (decrease) in cash and
  cash equivalents                                  5,385          (1,359)

Cash and cash equivalents at
  September 30, 1995 and 1994                      18,434          21,661
                                                 --------        --------

Cash and cash equivalents at
  December 31, 1995 and 1994                     $ 23,819        $ 20,302
                                                 ========        ========





                 The accompanying notes are an integral part of
                                these statements.

                               THE GOOD GUYS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein, all of which adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements, notes, supplementary data and financial statement schedules included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

The weighted average number of shares outstanding during the quarter has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarter ended December 31, 1995 as the dilutive effect of the options was less than 3%.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended December 31, 1995 reached $306.7 million, an increase of 9% over sales of $281.7 million for the quarter ended December 31, 1994. This increase was due to an increase in the total number of stores in operation from 59 at December 31, 1994 to 70 at December 31, 1995, partially offset by a 6% decrease in comparable store sales.

Gross profit as a percentage of sales was 22.7% for the quarter ended December 31, 1995, as compared to 24.1% for the quarter ended December 31, 1994. This decrease was primarily caused by the increased proportion of sales represented by computer products, which typically carry lower gross margins, and by a highly promotional consumer electronics market.

During the first quarter of fiscal 1996, the Company continued to control its selling, general and administrative costs, maintaining the same percentage of sales, 19.1%, as the first quarter of fiscal 1995.

The effective income tax rate for the quarter ended December 31, 1995 was 40.3%, compared to 39.0% for the quarter ended December 31, 1994 which included the benefit of the utilization of job tax credits.

Net income for the quarter ended December 31, 1995 was $6.7 million ($0.50 per share) or 2.2% of sales for the period. These results compare to income of $8.6 million ($0.65 per share) or 3.1% of sales for the quarter ended December 31, 1994.

Liquidity and Capital Resources

At December 31, 1995, the Company had working capital of $83.3 million. Net cash provided by operating activities was $5.5 million for the quarter ended December 31, 1995 as compared to $2.6 million for the quarter ended December 31, 1994. This increase in net cash from operating activities was primarily attributable to a decrease in merchandise inventories offset by a corresponding decrease in accounts payable. The decrease in merchandise inventories and accounts payable was due to effective management of holiday season inventories.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was less than $100,000 for the three months ended December 31, 1995 as compared to $4.0 million during the same period in fiscal 1995. This decrease was attributable to the decrease in the number of new stores opened, 4 stores opened in the first quarter of 1996 versus 7 stores opened during the first quarter of 1995, and a more effective use of lease financing during the first quarter of 1996.

The Company maintains a revolving line of credit of up to $75 million, the availability of which fluctuates seasonally. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

The Company was in compliance with all covenants under the credit agreement as of December 31, 1995. There were no borrowings outstanding under the credit agreement at December 31, 1995.

The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flow from operations, normal trade credit, financing arrangements and continued use of lease financing.

                           PART II. OTHER INFORMATION

ITEMS 1-3        Not applicable

ITEM 4           Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Shareholders of The Good Guys, Inc. held on January 24, 1996, 12,191,351 shares were present in person or by proxy out of 13,581,416 outstanding shares. The shareholders voted on the following matters:

                 1. The nominees for election as Directors of the Corporation were elected without opposition.

                          A vote of the common stock with respect to this election was:

                                                   Number of Shares

                          Nominees                     For                  Withheld
                          --------                     ---                  ---------
                          Stanley R. Baker          11,992,218              199,133
                          Robert A. Gunst           11,989,521              201,830
                          Russell Solomon           12,094,160               97,191
                          W. Howard Lester          12,096,082               95,269
                          John Martin               12,098,756               92,595

                          Ron Unkefer was withdrawn from nomination due to his resignation from the Board of Directors on January 22, 1996.

                 2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants.

                          For the proposal:         12,160,356
                          Against the proposal:         14,250
                          Withheld:                     16,745

ITEM 5           Not applicable

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibit                   Description

                          11.1                      Statement of Computation of
                                                    Per Share Earnings

                          27.1                      Financial Data Schedule

                 (b)      Forms 8-K

                          On February 7, 1996 the Company filed a current report on Form 8-K, to report the following events:

                          1. The resignation of Ronald A. Unkefer, as Chairman of the Board of Directors and as a Director, effective January 22, 1996.

                          2. On January 29, 1996 the Board of Directors authorized the purchase of up to 500,000 shares of its common stock in open-market purchases or in private transactions.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE GOOD GUYS, INC.
                                         -------------------
                                         Registrant

February 13, 1996                        /s/ROBERT A. GUNST
-----------------                        -------------------------------------
    Date                                 Robert A. Gunst
                                         President and Chief Executive Officer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX

        NUMBER                 DESCRIPTION                                    PAGE

         11.1                  Statement of Computation of Per Share          13
                               Earnings

         27.1                  Financial Data Schedule                        14