Form 10-Q
period 1996-03-31
GOOD GUYS INC
filed 1996-05-15
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                     March 31, 1996
                             ---------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission file number                               0-14134
                       ---------------------------------------------------------

                               THE GOOD GUYS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    94-2366177
- --------------------------------------------------------------------------------
    (State of jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    7000 Marina Boulevard, Brisbane, California                   94005
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                      (zip code)

                                 (415) 615-5000
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

The registrant had 13,479,105 shares of common stock, outstanding as of April 30, 1996.

                               THE GOOD GUYS, INC.

                                      INDEX

                                                                               Page
Part I.  FINANCIAL INFORMATION

         Item 1            Financial Statements:

                           Consolidated Balance Sheets as of
                           March 31, 1996 (Unaudited) and
                           September 30, 1995 (Unaudited)                         3

                           Consolidated Statements of Income
                           for the Three and Six Month Periods Ended
                           March 31, 1996 and 1995 (Unaudited)                    4

                           Consolidated Statement of Changes in
                           Shareholders' Equity for the Six Month
                           Period Ended March 31, 1996 (Unaudited)                5

                           Consolidated Statements of Cash Flows
                           for the Six Month Periods Ended
                           March 31, 1996 and 1995 (Unaudited)                    6

                           Notes to Consolidated Financial Statements             7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations        8-9

Part II. OTHER INFORMATION                                                    10-11

SIGNATURE PAGE                                                                   12

EXHIBIT INDEX                                                                    13

EXHIBIT 11.1 Statement Setting Forth Computation of Earnings
             per Share                                                           14

EXHIBIT 27.1 Financial Data Schedule                                             15

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                               March 31,  September 30,
                                                                 1996         1995
                                                               ---------  -------------
Current assets:
   Cash and cash equivalents                                   $ 11,057     $ 18,434
   Accounts receivable, net                                      28,698       21,209
   Merchandise inventories                                      139,163      115,806
   Prepaid expenses                                               8,613       10,300
                                                               --------     --------
      Total current assets                                      187,531      165,749

Property and equipment                                          103,962      101,825
Less accumulated depreciation and amortization                   46,893       42,584
                                                               --------     --------
Property and equipment, net                                      57,069       59,241

Other assets                                                      1,903        2,739
                                                               --------     --------
Total assets                                                   $246,503     $227,729
                                                               ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 69,818     $ 53,504
   Accrued expenses and other liabilities:
      Payroll                                                    10,949       12,435
      Sales taxes                                                 5,228        6,025
      Other                                                      18,441       19,743
                                                               --------     --------
Total current liabilities                                       104,436       91,707

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 13,481,005 shares and
      13,581,416 shares, respectively                                13           14
   Additional paid-in capital                                    60,862       61,833
   Retained earnings                                             81,192       74,175
                                                               --------     --------
      Total shareholders' equity                                142,067      136,022
                                                               --------     --------
Total liabilities and shareholders' equity                     $246,503     $227,729
                                                               ========     ========

        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                    Three Months               Six Months
                                   Ended March 31,           Ended March 31,
                                ---------------------     ---------------------

                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
Net sales                       $210,415     $195,745     $517,130     $477,403
Cost of sales                    162,666      148,418      399,621      362,120
                                --------     --------     --------     --------

Gross profit                      47,749       47,327      117,509      115,283

Selling, general and
   administrative expenses        47,208       43,373      105,647       97,097
                                --------     --------     --------     --------

Income from operations               541        3,954       11,862       18,186
Interest expense, net                 60          116          105          248
                                --------     --------     --------     --------

Income before income
   taxes                             481        3,838       11,757       17,938

Income taxes                         192        1,538        4,740        7,037
                                --------     --------     --------     --------

Net income                      $    289     $  2,300     $  7,017     $ 10,901
                                ========     ========     ========     ========

Net income per common share     $    .02     $    .17     $    .52     $    .82
                                ========     ========     ========     ========

Shares used in per share
   computation                    13,650       13,424       13,616       13,354
                                ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 1996
                        (In thousands except share data)
                                   (Unaudited)

                                                   Common Stock            Additional
                                              ----------------------         paid-in        Retained
                                              Shares          Amount         capital        earnings          Total
                                              ------          ------         -------        --------          -----
Balance at
   September 30, 1995                       13,581,416         $ 14         $ 61,833         $74,175        $ 136,022

Net income for the six-month period
   ended March 31, 1996                             --           --               --           7,017            7,017

Issuance of common stock                       175,589           --            1,341              --            1,341

Retirement of common stock                    (276,000)          (1)          (2,312)             --           (2,313)
                                           -----------         ----         --------         -------        ---------

Balance at
   March 31, 1996                           13,481,005         $ 13         $ 60,862         $81,192        $ 142,067
                                           ===========         ====         ========         =======        =========

        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                             1996             1995
                                                             ----             ----
Cash Flows from Operating Activities:
Net income                                                 $  7,017         $ 10,901
                                                           --------         --------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                           4,548            4,857

      Change in assets and liabilities:
      Accounts receivable                                    (7,489)          (7,727)
      Merchandise inventories                               (23,357)         (38,185)
      Prepaid expenses and other assets                       2,510            1,754
      Accounts payable                                       16,314           15,720
      Accrued expenses and other liabilities                 (3,585)          (1,177)
                                                           --------         --------
      Total adjustments                                     (11,059)         (24,758)
                                                           --------         --------

Net cash used in operating activities                        (4,042)         (13,857)
                                                           --------         --------

Cash Flows from Investing Activities:
   Purchase of property and equipment - net                  (2,363)          (7,103)
                                                           --------         --------

Net cash used in investing activities                        (2,363)          (7,103)
                                                           --------         --------

Cash Flows from Financing Activities:

   Issuance of common stock                                   1,341            1,402
   Retirement of common stock                                (2,313)              --
                                                           --------         --------

Net cash provided by (used in) financing activities            (972)           1,402
                                                           --------         --------

Net decrease in cash and
   cash equivalents                                          (7,377)         (19,558)

Cash and cash equivalents at
   September 30, 1995 and 1994                               18,434           21,661
                                                           --------         --------

Cash and cash equivalents at
   March 31, 1996 and 1995                                 $ 11,057         $  2,103
                                                           ========         ========

        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein, all of which adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

2. The weighted average number of shares outstanding during the quarter has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarter ended March 31, 1996 as the dilutive effect of the options was less than 3%.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 reached $210.4 million, an increase of 8% over sales of $195.7 million for the quarter ended March 31, 1995. This increase was due to an increase in the total number of stores in operation from 60 at March 31, 1995 to 70 at March 31, 1996, partially offset by a 5% decrease in comparable store sales. On a year-to-date basis, net sales for the period ended March 31, 1996 increased 8% to $517.1 million, compared to $477.4 million during the same period in 1995. Comparable store sales decreased 6% for the six months ended March 31, 1996.

Gross profit as a percentage of net sales was 22.7% for the quarter and six months ended March 31, 1996, as compared to 24.2% and 24.1% for the quarter and six months ended March 31, 1995, respectively. The decreases in gross profit percentage were primarily due to the increased proportion of sales represented by computer products, which typically carry lower gross margins, significant model changeovers in many categories and a highly promotional consumer electronics market during each period.

For the quarter and six months ended March 31, 1996, selling, general and administrative expenses were 22.5% and 20.4% of net sales, respectively, compared to 22.2% and 20.3% for the comparable 1995 periods. The quarter and year to date increase in selling, general and administrative costs is primarily due to store expenses increasing as a percentage of sales, partially offset by lower general and administrative costs and vendor support for advertising and promotional programs.

The effective income tax rates for the quarter and six month period ended March 31, 1996 were 39.9% and 40.3% respectively, compared with 40.1% and 39.2% respectively, for such periods in the prior fiscal year. The 1995 effective tax rate was positively impacted by the utililization of job tax credits during the first half of the year.

Net income for the quarter ended March 31, 1996 was $289,000 ($.02 per share) or
 .1% of net sales for the period. These results compare to net income of $2.3 million ($0.17 per share) or 1.2% of net sales for the same period last year. For the six month period ended March 31, 1996 net income was $7.0 million or $.52 per share, compared to $10.9 million or $0.82 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $83.1 million. Net cash used in operating activities was $4.0 million for the six months ended March 31, 1996, compared to $13.9 million for the six months ended March 31, 1995. The decrease in net cash used in operating activities was primarily due to a decrease in merchandise inventories.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $2.4 million for the six months ended March 31, 1996 as compared to $7.1 million during the same period last year. This decrease was attributable to the decrease in the number of stores opened, in the first half of fiscal 1996 (5 stores) versus stores opened during the first half of fiscal 1995 (8 stores), and a more effective use of lease financing during the first half of fiscal 1996.

The Company maintains a revolving line of credit of up to $75 million, the availability of which fluctuates seasonally. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. The Company was in compliance with all covenants under the credit agreement as of March 31, 1996. There were no borrowings outstanding under the credit agreement at March 31, 1996.

The Company expects to be able to fund its working capital requirements and expansion plans with a combination of anticipated cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing.

The Company believes that because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had an effect on net sales and cost of sales.

                           PART II. OTHER INFORMATION



ITEM 1  Legal Proceedings

        On March 31, 1992, Alan J. Story and his wife, Janice Story, filed a complaint against the Company and others in Solano County Superior Court, based on Mr. Story being held hostage and shot in the Company's Florin Mall store in Sacramento by individuals unrelated to the Company. Also named as defendants in the complaint are the individuals (or their legal representatives) who allegedly took the hostages and shot Mr. Story, the store (Big R Country West Stores, which is unrelated to the Company) where the individuals allegedly purchased the weapons used in the incident, the Sacramento County Sheriffs Department which responded to the incident, and the County of Sacramento. The causes of the action in the complaint are as follows: (1) "Assault and Battery," (2) "Premises Liability," (3) "Negligence--Law Enforcement Hostage Negotiations," (4) "Negligence--Sales of Firearms," (5) "Negligence--Parental Supervision," and (6) "Loss of Consortium." In 1994, the Court entered an order granting summary judgment in favor of the Company with respect to all causes of action in the complaint.

        On August 11, 1993, an unincorporated association known as Cellular Agents Association and six small retail agents of LA Cellular in the Los Angeles and Orange County area filed an action against the Company and three of its store managers entitled Cellular Agents Association v. The Good Guys, Inc., et al, Los Angeles Superior Court No. YC017055. The Complaint alleges three principal claims: below-cost pricing of cellular telephones in violation of the California Unfair Practices Act; "bundling" of cellular telephones and service in violation of Public Utility Commission rules and the California Cartwright Act; and false advertising. Plaintiffs dismissed this action, subject to an agreement that they could refile the action in Orange County Superior Court and seek to have it consolidated with the Cellular Activators case described below. Plaintiffs subsequently refiled the action in Orange County, and the two cases were consolidated.

      On May 5, 1994, Cellular Activators, a general partnership consisting of Richard Hansen and Jacque Coon, and several other individuals and entities, filed a complaint against the Company and seven other named defendants entitled Cellular Activators, et al. v. Los Angeles Cellular Telephone Company, et al., Orange County Superior Court Case No. 729278. The named defendants are Los Angeles Cellular Telephone Company, Los Angeles SMSA Limited Partnership, PacTel Cellular, PacTel Corporation, AirTouch Communications, AirTouch Cellular, Circuit City Stores, and the Company. The complaint alleges a wide variety of antitrust and fraud-related claims against the carrier defendants, including alleged conspiracy to fix cellular telephone prices. Only two of the several plaintiffs allege claims against the Company (although, as noted above, the claims in the Cellular Agents case were consolidated with this case). Those claims are for below cost pricing in violation of the California Unfair Practices Act, bundling of cellular telephones and service, and conspiracy to engage in bundling and below-cost pricing. In January 1996, the Company entered into an agreement with the plaintiffs in both the Cellular Agents and Cellular Activators cases settling the actions as to the Company for the payment of a nominal sum, and the actions have been dismissed as to the Company.

      On March 7, 1995, the Company filed a lawsuit for trademark infringement against Good Guys Stereo Warehouse, an Oregon corporation offering retail consumer electronics services out of two stores in the Corvallis, Oregon area. The Good Guys, Inc. v. Good Guys Stereo Warehouse, Inc., et al., No. 95-283-HA (D. Ore.). On March 27, 1995, Defendant filed an Answer and Counterclaim for injunctive and declaratory relief for trademark infringement. The issues raised by Defendants's counterclaim are essentially coextensive with the issues raised by the Company's underlying lawsuit. On July 14, 1995, the court granted the Company's request for a preliminary injunction, thus provisionally validating the Company's position. On March 25, 1996 the court reaffirmed the preliminary injunction and on April 19, 1996 the parties agreed to a resolution of the entire action with the court entering a judgment for the Company and a permanent injunction in conformance with the preliminary injunction.

        The Company has been named as a defendant in an action known as Levy v. Circuit City Stores, Inc., et al., Case No. 971872, filed in San Francisco Superior Court on August 18, 1995. The plaintiff is an individual named Carol Levy, who claims to be suing on her own behalf and on behalf of the general public. The defendants, in addition to the Company, are Circuit City Stores, Inc., Wireless Depot, Inc., Tandy Corporation, Cellular Warehouse, Bay Area Cellular Telephone Company, and GTE Mobilnet of California. The First Amended Complaint alleges various violations of the California Unfair Practices Act and the Unfair Competition Statue, including failure to post certain signs in connection with the sale of cellular telephones, bundling of cellular telephone equipment and service, unlawful loss leader sales of cellular telephone equipment, and unfair and deceptive advertising of cellular telephone equipment and service. The plaintiff seeks injunctive relief and restitution. On February 2, 1996, the Court issued an order granting the Company's demurrer to the Complaint as to four of the five causes of action alleged. With respect to the remaining cause of action, the Company believes that it has meritorious defenses to the claims alleged and intends to defend the case vigorously.

ITEM 2-5 Not Applicable

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


                                            THE GOOD GUYS, INC.
                                            -------------------
                                            Registrant


May 15, 1996                                /s/ ROBERT A. GUNST
- -------------------                         -----------------------------
         Date                               Robert A. Gunst
                                            President and Chief
                                            Executive Officer

May 15, 1996                                /s/ DENNIS C. CARROLL
- -------------------                         -----------------------------
         Date                               Dennis C. Carroll
                                            Chief Financial Officer

                                  EXHIBIT INDEX



NUMBER                              DESCRIPTION                           PAGE


11.1              Statement of Computation of earnings per share           14

27.1              Financial Data Schedule                                  15