Form 10-Q
period 1996-06-30
GOOD GUYS INC
filed 1996-08-13
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 1996


                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                         Commission file number 0-14134

                               THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               94-2366177
(State of jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                              Identification No.)

                7000 Marina Boulevard, Brisbane, California 94005
               (Address of principal executive offices) (zip code)

                                 (415) 615-5000
               (Registrant's telephone number including area code)

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

The registrant had 13,621,612 shares of common stock, outstanding as of July 31, 1996.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX



                                                                           Page

Part I. FINANCIAL INFORMATION

     Item 1     Financial Statements:

                Consolidated Balance Sheets as of
                June 30, 1996 (Unaudited) and
                September 30, 1995 (Unaudited)                               3

                Consolidated Statements of Operations
                for the Three and Nine Month Periods Ended
                June 30, 1996 and 1995 (Unaudited)                           4

                Consolidated Statement of Changes in
                Shareholders' Equity for the Nine Month
                Period Ended June 30, 1996 (Unaudited)                       5

                Consolidated Statements of Cash Flows
                for the Nine Month Periods Ended
                June 30, 1996 and 1995 (Unaudited)                           6

                Notes to Consolidated Financial Statements                   7

     Item 2     Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8-9

Part II. OTHER INFORMATION                                                10-11

SIGNATURE PAGE                                                               12

EXHIBIT INDEX                                                                13

EXHIBIT 11.1 Statement Setting Forth Computation of Earnings (Loss)
             per Share                                                       14

EXHIBIT 27.1 Financial Data Schedule                                         15

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS

                                                                  June 30,      September 30,
                                                                    1996            1995
                                                                  --------      -=-----------
Current assets:
   Cash and cash equivalents                                      $ 10,386        $ 18,434
   Accounts receivable, net                                         26,839          21,209
   Merchandise inventories                                         145,460         115,806
   Prepaid expenses                                                  8,911          10,300
                                                                  --------        --------
      Total current assets                                         191,596         165,749

Property and equipment                                             107,252         101,825
Less accumulated depreciation and amortization                      49,319          42,584
                                                                  --------        --------
Property and equipment, net                                         57,933          59,241

Other assets                                                         1,905           2,739
                                                                  --------        --------
Total assets                                                      $251,434        $227,729
                                                                  ========        ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                               $ 82,406        $ 53,504

   Accrued expenses and other liabilities:
      Payroll                                                        9,954          12,435
      Sales taxes                                                    3,057           6,025
      Other                                                         17,448          19,743
                                                                  --------        --------
          Total current liabilities                                112,865          91,707

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 13,479,105 shares and
      13,581,416 shares, respectively                                   13              14
   Additional paid-in capital                                       60,798          61,833
   Retained earnings                                                77,758          74,175
                                                                  --------        --------
      Total shareholders' equity                                   138,569         136,022
                                                                  --------        --------
Total liabilities and shareholders' equity                        $251,434        $227,729
                                                                  ========        ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)



                                            Three Months                        Nine Months
                                            Ended June 30,                     Ended June 30,
                                     ---------------------------        --------------------------

                                        1996              1995             1996             1995
                                     ---------         ---------        ---------        ---------

Net sales                            $ 196,553         $ 198,315        $ 713,683        $ 675,718
Cost of sales                          148,898           149,056          548,519          511,176
                                     ---------         ---------        ---------        ---------

Gross profit                            47,655            49,259          165,164          164,542

Selling, general and
   administrative expenses              53,105            45,301          158,752          142,398
                                     ---------         ---------        ---------        ---------

Income (loss) from operations           (5,450)            3,958            6,412           22,144
Interest expense, net                      302               163              407              411
                                     ---------         ---------        ---------        ---------

Income (loss) before income
   taxes                                (5,752)            3,795            6,005           21,733

Income taxes (benefits)                 (2,318)            1,573            2,422            8,610
                                     ---------         ---------        ---------        ---------

Net income (loss)                    $  (3,434)        $   2,222        $   3,583        $  13,123

                                     =========         =========        =========        =========

Net income (loss)
   per common share                  $    (.25)        $     .17        $     .26        $     .98
                                     =========         =========        =========        =========

Shares used in per share
   computation                          13,476            13,426           13,569           13,378
                                     =========         =========        =========        =========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 1996
                        (In thousands except share data)
                                   (Unaudited)



                                                  Common Stock             Additional
                                            -------------------------        paid-in         Retained
                                            Shares           Amount          capital         earnings          Total
                                            ------           ------          -------         --------          -----
Balance at
   September 30, 1995                     13,581,416      $        14      $    61,833      $    74,175     $   136,022

Net income for the nine-month period
   ended June 30, 1996                          --               --               --              3,583           3,583

Issuance of common stock                     185,189             --              1,369             --             1,369

Retirement of common stock                  (287,500)              (1)          (2,404)            --            (2,405)
                                          ----------      -----------      -----------      -----------     -----------


Balance at
   June 30, 1996                          13,479,105      $        13      $    60,798      $    77,758     $   138,569
                                         ===========      ===========      ===========      ===========     ===========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                          1996          1995
                                                        --------      --------
Cash Flows from Operating Activities:

Net income                                              $  3,583      $ 13,123
                                                        --------      --------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                        6,981         7,118

      Change in assets and liabilities:
      Accounts receivable                                 (5,630)       (6,454)
      Merchandise inventories                            (29,654)      (46,632)
      Prepaid expenses and other assets                    2,203         2,228
      Accounts payable                                    28,902        30,341
      Accrued expenses and other liabilities              (7,744)       (1,744)
                                                        --------      --------

      Total adjustments                                   (4,942)      (15,143)
                                                        --------      --------

 Net cash used in operating activities                    (1,359)       (2,020)
                                                        --------      --------

 Cash Flows from Investing Activities:
   Purchase of property and equipment - net               (5,653)      (13,235)
                                                        --------      --------


 Net cash used in investing activities                    (5,653)      (13,235)
                                                        --------      --------

Cash Flows from Financing Activities:

   Issuance of common stock                                1,369         1,426
    Retirement of common stock                            (2,405)         --


Net cash provided by (used in) financing activities       (1,036)        1,426
                                                        --------      --------


Net decrease in cash and
   cash equivalents                                       (8,048)      (13,829)

Cash and cash equivalents at
   September 30, 1995 and 1994                            18,434        21,661
                                                        --------      --------

Cash and cash equivalents at
   June 30, 1996 and 1995                               $ 10,386      $  7,832
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

2. The weighted average number of shares outstanding during the quarter has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarter and year to date ended June 30, 1996 and 1995 as the dilutive effect of the options was less than 3%.

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes forward-looking statements, which are subject to certain risks and uncertainties, including but not limited to, increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, and changes in the Company's merchandise sales mix, and general economic conditions.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1996 were $196.6 million, a decrease of 1% from sales of $198.3 million for the quarter ended June 30, 1995. This decrease was due to a 13% decrease in comparable store sales, partially offset by sales resulting from an increase in the total number of stores in operation from 60 at June 30, 1995 to 74 at June 30, 1996. On a year-to-date basis, net sales for the period ended June 30, 1996 increased 6% to $713.7 million, compared to $675.7 million during the same period in 1995. Comparable store sales decreased 8% for the nine months ended June 30, 1996.

Gross profit as a percentage of net sales was 24.2% and 23.1% for the quarter and nine months ended June 30, 1996, respectively, as compared to 24.8% and 24.4% for the comparable 1995 periods. The decreases in gross profit percentage were primarily due to the increased proportion of sales represented by computer products, which typically carry lower gross margins, and a highly promotional consumer electronics market during each period.

For the quarter and nine months ended June 30, 1996, selling, general and administrative expenses were 27.0% and 22.2% of net sales, respectively, compared to 22.8% and 21.1% for the comparable 1995 periods. The quarter and year to date increase in selling, general and administrative costs as a percentage of sales is primarily due to the decrease in sales for the quarter ended June 30, 1996 and the fixed cost associated with the nine stores opened and one store closed during the year.

The effective income tax rate for the quarter and nine month period ended June 30, 1996 was 40.3% compared with 41.4% and 39.6% respectively, for such periods in the prior fiscal year. The 1995 effective tax rate was positively impacted by the utilization of job tax credits during the first half of 1995.

The loss for the quarter ended June 30, 1996 was $3.4 million ($0.25 per share) or 1.7% of net sales for the period. These results compare to net income of $2.2 million ($0.17 per share) or 1.1% of net sales for the same period last year. For the nine month period ended June 30, 1996 net income was $3.6 million or $0.26 per share, compared to $13.1 million or $0.98 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $78.7 million. Net cash used in operating activities was $1.4 million for the nine months ended June 30, 1996, compared to $2.0 million for the nine months ended June 30, 1995. The decrease in net cash used in operating activities was primarily due to improved leveraging on merchandise inventory.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $5.7 million for the nine months ended June 30, 1996 as compared to $13.2 million during the same period last year. This decrease was attributable to a more effective use of lease financing during the first nine months of fiscal 1996.

The Company maintains a revolving line of credit of up to $75 million, the availability of which fluctuates seasonally. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ending June 30, 1996 the Company was in compliance with or had received waivers for each of these covenants. There were no borrowings outstanding under the credit agreement at June 30, 1996.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in two purported class actions, entitled LONG V. PACKARD BELL ELECTRONICS, ET AL., Case No. 7515706, filed in Orange County Superior Court on August 21, 1995, and SUTTER V. ACER AMERICA CORPORATION, ET AL., Case No. 95A505027, filed in Sacramento County Superior Court on September 7, 1995. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. In addition to these two cases, there are numerous other cases pending around the State of California (and in other parts of the country) making essentially the same allegations against a variety of computer manufacturers, wholesalers and retailers. All of the California cases have now been coordinated in a single court in San Francisco. At the end of June 1996, the Court granted the Company's demurrers on the grounds (a) that a prior settlement of an action brought by the California Attorney General precludes relitigation of the same issues in this case; and (b) that plaintiffs lack standing to bring class claims against the Company because none of the named plaintiffs claim to have purchased any computer monitors from the Company. The cases are at an early stage, discovery has not yet commenced, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously. The Company also believes it has meritorious claims for indemnification from certain computer manufacturers from which it has purchased computer equipment.

The Company has been named as a defendant in an action known as LEVY V. CIRCUIT CITY STORES, INC., ET AL., Case No. 971872, filed in San Francisco Superior Court on August 18, 1995. The plaintiff is an individual named Carol Levy, who claims to be suing on her own behalf and on behalf of the general public. The defendants, in addition to the Company, are Circuit City Stores, Inc., Wireless Depot, Inc., Tandy Corporation, Cellular Warehouse, Bay Area Cellular Telephone Company, and GTE Mobilnet of California. The First Amended Complaint alleges various violations of the California Unfair Practices Act and the Unfair Competition Statute, including failure to post certain signs in connection with the sale of cellular telephones, bundling of cellular telephone equipment and service, unlawful loss leader sales of cellular telephone equipment, and unfair and deceptive advertising of cellular telephone equipment and service. The plaintiff seeks injunctive relief and restitution. On February 2, 1996, the Court issued an order granting the Company's demurrer to the Complaint as to four of the five causes of action alleged. In May 1996, the Company entered into an agreement with the plaintiff settling the action as to the Company for the payment of a nominal sum, and the action has been dismissed as to the Company.

ITEM 2-5   Not Applicable

ITEM 6     Exhibits and Reports on Form 8-K

           (a)    Exhibit          Description
                  11.1             Statement of Computation of Per Share
                                   Earnings (Loss)

                  27.1             Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOOD GUYS, INC.
                                            -------------------
                                            Registrant


 August 13, 1996                            /s/ DENNIS C. CARROLL
 ---------------                            ------------------------------
      Date                                  Dennis C. Carroll
                                            Chief Financial Officer

                                  EXHIBIT INDEX


NUMBER             DESCRIPTION                                 PAGE


11.1               Statement of Computation of                  14
                   earnings (loss) per share

27.1               Financial Data Schedule                      15