Form 10-K
period 1996-09-30
GOOD GUYS INC
filed 1996-12-30
CIK 785931

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended September 30, 1996

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

Commission File Number 0-14134
                       ___________________________________

                              THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     94-2366177
------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


             7000 Marina Boulevard, Brisbane, California 94005-1840
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (415) 615-5000

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X           No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $94,490,135 as of December 15, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 15, 1996, there were 13,419,362 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 1996. (Part II of Form 10-K)

         (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                     PART I


ITEM 1.       BUSINESS

General

              THE GOOD GUYS! is a leading specialty retailer of consumer electronics products. The Company currently operates 76 stores: In California, 19 stores are located in the San Francisco Bay area, 25 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, THE GOOD GUYS! operates 9 stores, 5 stores and 4 stores, respectively.

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

Information Regarding Forward-Looking Statements

              The Private Securities Litigation Reform Act of 1995 provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1997 and beyond, are forward-looking statements and involve certain risks and uncertainties.
Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

              (a) Demand for the Company's products, which in turn is dependent upon factors such as economic trends, the availability of consumer credit, the introduction and acceptance of new products and new product features, and the continued popularity of existing products.

              (b) Changes in the amount of promotional activities of current competitors and potential new competition from both retail stores and alternative methods of distribution such as electronic and telephone shopping services and mail order.

              (c)     Changes in the Company's product mix.

              (d) The Company's ability to continue to locate suitable store sites and to hire and train skilled personnel.

              (e) Changes in the cost of the Company's advertising or in the support received from vendors for advertising and promotional programs.

              (f) The ability of the Company to achieve economies of scale in its advertising.

              (g) Changes in availability of capital expenditure, working capital and credit card financing.

              (h) Availability of sources of supply for the products the Company desires to sell.

              (i) Adoption of new laws or regulations placing restrictions on the sale of products and/or services by the Company.

              (j)     Adverse results in significant litigation matters.

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

              Marketing. The Company aggressively uses newspaper, direct mail and television advertising to build name recognition, to position THE GOOD GUYS! in its markets, and to increase store traffic. Stores are designed to be exciting and easy to shop and are located in high visibility and high traffic commercial areas.

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

Customer Service

              The Company believes that knowledgeable and friendly sales associates are critical to providing superior customer service. As of September 30, 1996, the Company had over 2,600 highly trained part-time and full-time sales associates. Sales associates are paid under an incentive compensation program with a salary guarantee that is applied against incentives earned. Incentives are based on the gross profit realized, the amount of "repeat" business the sales associate generates, performance against sales goals and peer ranking, which evaluates a number of performance standards including product return percentage. The Company believes this incentive structure creates long-term repeat customers for THE GOOD GUYS!.

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

Merchandising

              The Company offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. This selection comprises approximately 4,400 products from over 240 vendors and is intended to cover all of the popular price points within each product category. The Company does not carry private label products. In addition, the Company continually introduces and evaluates new and complementary product lines. For example, in 1994 the Company commenced selling personal computers and peripheral equipment in all of its stores and in 1996 the Company began selling internet access devices.

              The following table shows the approximate percentage of sales for each major product category for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.


                                                                        Year Ended  September 30,
                                                                       ---------------------------
Category                                                             1996        1995*        1994*
--------                                                             ----        ----         ----
Video . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39%          38%          39%
Audio and cellular phones . . . . . . . . . . . . . . . . . . .       29%          32%          35%
Home office . . . . . . . . . . . . . . . . . . . . . . . . . .       20%          19%          15%
Other (accessories, repair service,
   and premier performance guarantee) . . . . . . . . . . . . .       12%          11%          11%
                                                                     ----         ----         ----
                                                                     100%         100%         100%
                                                                     ====         ====         ====

___________________

     *Certain reclassifications have been made to the 1995 and 1994 financial data in order to conform to the present year's presentation.

              For the year ended September 30, 1996, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony and for audio and cellular products were, in alphabetical order, Denon, Sony and Yamaha. The three leading suppliers of home office products were, in alphabetical order, Apple, Hewlett Packard and Packard Bell.

Marketing

              The Company believes that its advertising activities have resulted in significant name recognition in its markets and have increased the number of qualified potential customers visiting its stores. The Company's advertising vehicles include newspaper, direct mail and television.

              All of the Company's print and direct mail advertisements are created, produced and placed by the Company's advertising staff. The Company believes that the use of its own personnel maximizes its control over advertising effectiveness, increases its flexibility, allows quick response to changing market conditions, and enables it to purchase media on advantageous terms.

              The Company's advertisements promote the Company as an "audio-video specialist" and emphasize competitive prices, extensive selection, and superior customer service from knowledgeable sales associates.

Expansion

              Since the end of fiscal 1985, the Company has grown from 7 to 76 stores. Over the past five years, the Company has expanded its store base at a compound rate of approximately 18% per year. During fiscal 1996, THE GOOD GUYS! opened 11 new stores, continuing to penetrate its current markets by opening three stores in northern California, two stores each in Nevada, Oregon, Washington and the Orange County area. The Company also closed two of its northern California stores that were too small to adequately display its full product selection. The Company will continue to expand within its current four-state market during fiscal 1997, with plans to open one to three new stores and remodel/relocate several stores during the fiscal year.

              In October 1996, the Company also opened a WOW!, MULTIMEDIA SUPERSTORE, in Long Beach, California, the second WOW! concept store jointly operated with Tower Records. In October 1996, the Company also introduced its new Expo format in its newly remodeled Redondo Beach, California store, as discussed in the Store Operations section below.

Store Operations

              The Company's stores range in size from approximately 9,000 to 32,000 square feet. Most of the newer stores reflect the ongoing evolution in the Company's store design and are approximately 20,000 to 25,000 square feet in size. All of the Company's stores are located in high visibility, high traffic commercial areas and are open seven days a week, including most holidays.

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

              On November 1, 1996, the Company introduced its latest store design called THE GOOD GUYS! Audio Video Exposition ("Expo") in its remodeled Redondo Beach, California store. The new Expo store format was designed to meet the changing merchandising needs that new convergence products, such as home theater, internet access terminals, internet phones, internet televisions, PCS communication devices, digital versatile discs and digital satellite systems, require. The Expo format provides greater merchandising flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with sales consultants to design system solutions for their homes. The Company has identified and begun to initiate additional store relocations/renovations using the Expo concept.

              The Company opened its second WOW!, MULTIMEDIA SUPERSTORE in Long Beach, California on October 31, 1996. These concept stores, which are jointly operated with Tower Records, provide the full range of consumer electronics offered at all THE GOOD GUYS! stores, as well as a full range of music, video, computer software and books and magazines offered by Tower Records. THE GOOD GUYS! occupies approximately 32,000 square feet in each of the WOW! stores.

              Each store generally has one store manager, three sales managers and an operations manager. The store manager oversees the store's operations and the sales managers supervise the sales associates. Sales associates are specialized by product category. Sales associates handle all aspects of the customer interface: providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and handling the payment, and bringing the goods from the stockroom to the customer.

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

Employees

              At September 30, 1996, the Company employed approximately 4,500 persons, of whom 700 were salaried, 1,200 were hourly non-selling associates and 2,600 were salespeople on commission against a minimum guarantee. At September 30, 1996, over 300 of its employees were employed in the Company's executive offices; the balance were employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

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

ITEM 2.       PROPERTIES

              Of the Company's stores in California, 19 are located in the San Francisco Bay area, 25 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, THE GOOD GUYS! operates 9 stores in the State of Washington, 5 stores in Oregon and 4 stores in Nevada. All of the stores are leased under leases that have expiration dates (assuming that lease options are exercised) in years ranging from 1999 to 2038.

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

ITEM 3.       LEGAL PROCEEDINGS

              On September 7, 1995, the Company was named as a defendant in two purported class actions, entitled Long v. Packard Bell Electronics, et al., Case No. 7515706, filed in Orange County Superior Court on August 21, 1995, and Sutter v. Acer America Corporation, et al., Case No. 95A505027, Sacramento County Superior Court. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. In addition to these two cases, there are numerous other cases pending around the State of California (and in other parts of the country) making essentially the same allegations against a variety of computer manufacturers, wholesalers and retailers. All of the California cases have now been coordinated in a single court in San Francisco. At the end of June 1996, the Court granted the Company's demurrers on the grounds (a) that a prior settlement of an action brought by the California Attorney General precludes relitigation of the same issues in this case; and (b) that plaintiffs lack standing to bring class claims against the Company because none of the named plaintiffs claims to have purchased any computer monitors from the Company. Plaintiffs have indicated that they plan to appeal these rulings. The cases are at an early stage, discovery has not yet commenced, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously. The Company also believes it has meritorious claims for indemnification from certain computer manufacturers from which it has purchased computer equipment.

              On July 19, 1996, McBride-Newell, Inc. dba Carphones, Inc. and numerous other individuals and entities filed a complaint against the Company and 21 other named defendants entitled McBride-Newell, Inc., et al. v. Mobilworks, Inc., et al., San Diego Superior Court Case No. 695897. The defendants include the two cellular telephone service providers in the San Diego area, Airtouch Cellular and U.S. West; a manufacturer of cellular telephones, Motorola, Inc.; and numerous large retail chain stores, including Circuit City, Tandy, Office Depot, Sears Roebuck, Wal-Mart Stores, Price-Costco, and others. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, allege a wide variety of antitrust and fraud-related claims against the cellular telephone service providers, including alleged conspiracy to fix cellular telephone rates. As against the retailer defendants, including the Company, the plaintiffs allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business, in violation of the California Cartwright Act and Unfair Practices Act; unfair trade practices; unlawful "leveraging"; and "bundling" of cellular telephone equipment and service. Plaintiffs seek treble damages under the California antitrust laws. The case is at a very early stage, and it is too soon to be able to express an opinion as to the likely outcome of this matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

              On or about July 22, 1996, Joe Quattrini dba Sand Canyon Cellular and numerous other individuals and entities filed a complaint against the Company and 20 other named defendants entitled Quattrini, et al. v. Pana-Pacific Corp., et al., Orange County Superior Court Case No. 766649. The defendants include the two cellular telephone service providers in the Orange County area, Los Angeles Cellular Telephone Company and Airtouch Cellular; a manufacturer of cellular telephones, Motorola, Inc.; and numerous large and small retail chain stores, including Tandy, Wal-Mart Stores, Sears Roebuck, The Wherehouse, Al & Ed's Audio, Affordable Portables, L.A. Tronics, Adrays, Celluland, and others. Plaintiffs, who are small agents or sub-agents of the cellular service providers offering cellular telephone products and service in the Orange County area, allege a wide variety of antitrust and fraud-related claims against the cellular telephone service providers, including alleged conspiracy to fix cellular telephone prices. As against the retailer defendants, plaintiffs allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive plaintiffs out of business in violation of the California Cartwright Act and Unfair Practices Act; unfair trade practices; and "bundling" of cellular telephone equipment and service. Plaintiffs seek treble damages under the California antitrust laws. The case is at a very early stage, and it is too soon to be able to express an opinion as to the likely outcome of this matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

              In November 1995, the Company was named as a defendant in an action captioned as Littau et al. v. Circuit City, et al., No. 973978, San Francisco Superior Court. The other defendants are Circuit City Stores West Coast, Inc., Sears Roebuck & Co., Tandy Corp., Fry's Electronics, Inc., Best Buy Co., Inc., CompUSA, Inc., and Whole Earth Access Co. (which we understand is now in bankruptcy). Plaintiffs' complaint, which is styled as a class action, alleges that the Company has engaged in false advertising and unfair competition in violation of the California Business and Professions Code and the California Consumer Legal Remedies Act in the manner in which it has advertised personal computers sold with pre-installed, "bundled" software. Plaintiffs' primary allegation is that the Company's advertisements overstated the value of this software. Plaintiffs seek injunctive relief, restitution, special damages, and attorneys' fees. The case is still in the discovery stage, and it is too early to express any opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the suit and intends to defend the action vigorously. The Company also believes it has meritorious claims for indemnification from the computer manufacturers from which it has purchased personal computers and upon whose representations it relied in representing the values of bundled software in its advertisements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              Not Applicable.

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY

              The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                                          Age       Position
----                                          ---       --------
Robert A. Gunst                               48        President and Chief Executive Officer

Thomas A. Hannah                              51        Senior Vice President, Operations

Brad S. Bramy                                 44        Vice President, Advertising

Dennis C. Carroll                             37        Vice President, Chief Financial Officer and Secretary

William C. Curley                             53        Vice President, Management Information Services and Operations

John G. Duken                                 36        Vice President, Store Operations

William B. Perlstein                          46        Vice President, Stores

Gregory L. Steele                             49        Vice President, Real Estate

Geradette M. Vaz                              43        Vice President, Human Resources


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

              Dennis C. Carroll, who had served as controller of the Company from 1990 to 1993, rejoined the Company as Vice President, Chief Financial Officer and Secretary in May 1996. Mr. Carroll served as Vice President and Chief Financial Officer of Beverages, & more!, a specialty retailer, from February 1994 to April 1996 and as Vice President, Controller and Treasurer of Supercuts, Inc., an owner and franchisor of hair salons, from May 1993 to January 1994.

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


                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED SECURITY HOLDER MATTERS

              Incorporated by reference from page 26 of the Company's 1996 Annual Report to Shareholders.

ITEM 6.       SELECTED FINANCIAL DATA

              Incorporated by reference from page 15 of the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Incorporated by reference from pages 12 through 14 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Incorporated by reference from pages 16 through 24 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 1996 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

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

                                                PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)1.   FINANCIAL STATEMENTS

                       Included in Part II of this report by incorporation by reference from the 1996 Annual Report to Shareholders:

                               Independent Auditors' Report (page 25 of the
                               1996 Annual Report to Shareholders)

                               Consolidated statements of operations for each of the three years in the period ended September 30, 1996 (page 17 of the 1996 Annual Report to Shareholders)

                               Consolidated balance sheets as of September 30, 1996 and 1995 (page 16 of the 1996 Annual Report to Shareholders)

                               Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 1996 (page 18 of the 1996 Annual Report to Shareholders)

                               Consolidated statements of cash flows for each of the three years in the period ended September 30, 1996 (page 19 of the 1996 Annual Report to Shareholders)

                               Notes to consolidated financial statements (pages 20 through 24 of the 1996 Annual Report to Shareholders)

              (a)2.   FINANCIAL STATEMENT SCHEDULES

              All schedules are omitted because they are not required (in some cases because the information is not material), or are not applicable, or the information is included in the financial statements.

              (a)3.   EXHIBITS

3.1      Certificate of Incorporation.  (Exhibit 3.1 to the Company's
         Form 8-K Report for March 4, 1992; incorporated herein by reference.)

3.2 Bylaws. (Exhibit 3.2 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

10.1     1985 Stock Option Plan, as amended.*





__________________________________

     *Compensatory plan or arrangement.

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

10.9     Letter Agreement with Thomas A. Hannah, dated June 1, 1993.*  (Exhibit
         10.10 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1993, incorporated herein by reference.)

10.10    1994 Stock Incentive Plan, as amended.*

10.11 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc. (Exhibit 10.18 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.12 Credit Agreement, dated as of September 26, 1995, by and among Bank of America National Trust & Savings Association, The Bank of California, N.A. and The Good Guys-California, Inc. (Exhibit 10.19 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.13 Amendment to September 26, 1995 Credit Agreement among Bank of America National Trust & Savings Association, The Bank of California and The Good Guys-California, Inc., dated as of February 29, 1996.





__________________________________

     *Compensatory plan or arrangement.

10.14 Operating Agreement, dated effective as of April 15, 1995, between MTS, Inc., a California corporation, dba Tower Records/Book/Video, and The Good Guys, Inc., a Delaware corporation. (Exhibit 10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.15 Non-Committed Line of Credit Agreement, dated October 27, 1995, by and between The Bank of California, N.A. and The Good Guys - California, Inc. (Exhibit 10.21 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.16 Non-Committed Line of Credit Agreement, dated July 24, 1995, by and between The Dai-Ichi Kangyo Bank, Limited and The Good Guys, Inc. (Exhibit 10.22 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.17 Amended and Restated Credit Agreement, dated December 27, 1996, among The Good Guys - California, Inc., Bank of America National Trust & Savings Association and The Union Bank of California N.A.

11.1     Statement re Computation of Per Share Earnings.

13.1 Annual Report to Shareholders for fiscal year ended September 30, 1996 (pages incorporated by reference).

23.1     Independent Auditors' Consent.

24.1     Powers of Attorney.

                 (b)      REPORTS ON FORM 8-K.

                 There were no reports on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 30, 1996                  THE GOOD GUYS, INC.


                                           By /s/ ROBERT A. GUNST
                                              Robert A. Gunst
                                           President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. GUNST                              Director, President and                                December 30, 1996
-------------------
(Robert A. Gunst)                                Chief Executive Officer
                                                 (Principal Executive Officer)

/s/ DENNIS C. CARROLL                            Vice President and                                     December 30, 1996
---------------------
(Dennis C. Carroll)                              Chief Financial Officer
                                                 (Principal Financial Officer)

/s/ LESLIE S. BENSON                             Controller (Principal                                  December 30, 1996
--------------------
(Leslie S. Benson)                               Accounting Officer)

/s/ STANLEY R. BAKER*                            Director                                               December 30, 1996
---------------------
(Stanley R. Baker)

/s/ RUSSELL M. SOLOMON*                          Director                                               December 30, 1996
-----------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*                              Director                                               December 30, 1996
-------------------
(John E. Martin)

/s/ W. HOWARD LESTER*                            Director                                               December 30, 1996
---------------------
(W. Howard Lester)

*By /s/ ROBERT A. GUNST
   --------------------
Attorney-in-Fact

                                 EXHIBIT INDEX

 Number             Description
 ------             -----------
 10.1               1985 Stock Option Plan, as amended.

 10.7               Employee Stock Purchase Plan, as amended.

 10.10              1994 Stock Incentive Plan, as amended.

 10.13 Amendment to September 26, 1995 Credit Agreement among Bank of America National Trust & Savings Association, The Bank of California and The Good Guys-California, Inc., dated as of February 29, 1996.

 10.17              Amended and Restated Credit Agreement, dated December 27,
                    1996, among The Good Guys - California, Inc., Bank of
                    America National Trust & Savings Association and The Union
                    Bank of California N.A.

 11.1               Statement re Computation of Per Share Earnings.

 13.1               Annual Report to Shareholders for fiscal year ended
                    September 30, 1996 (pages incorporated by reference).

 23.1               Independent Auditors' Consent.

 24.1               Powers of Attorney.

 27.1               Financial Data Schedule.