Form 10-Q
period 1996-12-31
GOOD GUYS INC
filed 1997-02-13
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 1996
                             --------------------------------------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number 0-14134
                       --------------------------------------------------------

                               THE GOOD GUYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                   94-2366177
--------------------------------------------------------------------------------
 (State of jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                  Identification No.)

 7000 Marina Boulevard, Brisbane, California             94005
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (zip code)

                                 (415) 615-5000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X      No
                             -------      ------

The registrant had 13,614,245 shares of common stock, outstanding as of January 31, 1997.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
Part I.      FINANCIAL INFORMATION

       Item 1     Financial Statements:

                  Consolidated Balance Sheets as of
                  December 31, 1996 (Unaudited) and
                  September 30, 1996 (Unaudited)                              3

                  Consolidated Statements of Operations
                  for the Three Month Periods Ended
                  December 31, 1996 and 1995 (Unaudited)                      4

                  Consolidated Statement of Changes in
                  Shareholders' Equity for the Three Month
                  Period Ended December 31, 1996 (Unaudited)                  5

                  Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended
                  December 31, 1996 and 1995 (Unaudited)                      6

                  Notes to Consolidated Financial Statements                  7

       Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-9

Part II.     OTHER INFORMATION                                            10-11

SIGNATURE PAGE                                                               12

EXHIBIT INDEX                                                                13

EXHIBIT 11.1 Statement Setting Forth Computation of Earnings
             Per Share                                                       14

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                 ASSETS

                                                 December 31,  September 30,
                                                     1996          1996
                                                 ------------  ------------
Current assets:
   Cash and cash equivalents                      $   32,094   $    21,965
   Accounts receivable, net                           33,300        21,601
   Income taxes receivable                             5,964         8,372
   Merchandise inventories                           155,800       123,802
   Prepaid expenses                                    7,520         6,613
                                                 ------------  ------------
      Total current assets                           234,678       182,353

Property and equipment                               110,385       111,284
Less accumulated depreciation and amortization        51,999        49,614
                                                 ------------  ------------
Property and equipment, net                           58,386        61,670

Other assets                                           2,017         1,992
                                                 ------------  ------------
Total assets                                     $   295,081   $   246,015
                                                 ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $    98,007    $   73,531
   Accrued expenses and other liabilities:
      Payroll                                         14,136        12,630
      Sales taxes                                     10,467         5,447
      Other                                           42,246        25,139
                                                 ------------   -----------
          Total current liabilities                  164,856       116,747

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding,
      13,419,362 shares and
      13,554,862 shares, respectively.                    13            14
   Additional paid-in capital                         60,290        61,298
   Retained earnings                                  69,922        67,956
                                                 ------------   -----------
      Total shareholders' equity                     130,225       129,268
                                                 ------------   -----------
Total liabilities and shareholders' equity       $   295,081   $   246,015
                                                 ============  ============



        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                            Three Months
                                         Ended December 31,
                                     ----------------------------
                                         1996             1995
                                     ------------     -----------
Net sales                                 286,565         306,715
Cost of sales                             214,870         236,955
                                     ------------     -----------

Gross profit                               71,695          69,760

Selling, general and
   administrative expenses                 68,176          58,439
                                     ------------     -----------

Income from operations                      3,519          11,321
Interest expense, net                         242              45
                                     ------------     -----------

Income before income taxes                  3,277          11,276

Income taxes                                1,311           4,548
                                     ------------     -----------

Net income                           $      1,966     $     6,728
                                     ============     ===========

Net income
   per common share                  $        .15     $       .50
                                     ============     ===========

Weighted average shares                    13,464          13,581
                                     ============     ===========





    The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1996
                        (In thousands except share data)
                                   (Unaudited)


                               Common Stock           Additional
                        --------------------------      paid-in       Retained
                           Shares        Amount         capital        earnings       Total
                        -----------    -----------    -----------    -----------   -----------
Balance at
   September 30, 1996    13,554,862    $        14    $    61,298    $    67,956   $   129,268

Net income                     --             --             --            1,966         1,966

Repurchase and
retirement of
common stock               (135,500)            (1)        (1,008)          --          (1,009)
                        -----------    -----------    -----------    -----------   -----------

Balance at
   December 31, 1996     13,419,362    $        13    $    60,290    $    69,922   $   130,225
                        ===========    ===========    ===========    ===========   ===========





    The accompanying notes are an integral part of these statements.

                   THE GOOD GUYS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                   -----------------------------
                                                       1996             1995
                                                   ------------    ------------
Cash Flows from Operating Activities:

Net income                                         $      1,966    $      6,728
                                                   ------------    ------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                       2,421           2,264

      Change in assets and liabilities:
      Accounts receivable                               (11,699)        (21,273)
      Income taxes receivable                             2,408              15
      Merchandise inventories                           (31,998)        (53,019)
      Prepaid expenses and other assets                    (932)          1,656
      Accounts payable                                   24,476          51,123
      Accrued expenses and other liabilities             23,632          17,963
                                                   ------------    ------------
      Total adjustments                                   8,308          (1,271)
                                                   ------------    ------------

Net cash provided by operating activities                10,274           5,457
                                                   ------------    ------------

Cash Flows from Investing Activities:
   Capital expenditures - net of proceeds
   from sale of assets                                      864             (72)

                                                   ------------    ------------

Net cash provided by (used in) investing                    864             (72)
   activities
                                                   ------------    ------------

Cash Flows from Financing Activities:

   Repurchase and retirement of common stock             (1,009)           --
                                                   ------------    ------------

Net cash used in financing activities                    (1,009)           --
                                                   ------------    ------------

Net increase in cash and
   cash equivalents                                      10,129           5,385

Cash and cash equivalents at
   beginning of period                                   21,965          18,434
                                                   ------------    ------------

Cash and cash equivalents at
   end of period                                   $     32,094    $     23,819
                                                   ============    ============




    The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

2. The weighted average number of shares outstanding during the quarter has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the quarters ended December 31, 1996 and 1995 as the dilutive effect of the options was less than 3%.

3. The Company amended and restated its committed unsecured line of credit agreement on December 27, 1996. The credit agreement allows borrowings of up to $50,000,000 and includes a standby letter of credit facility. The committed agreement allows the Company to borrow under other credit facilities provided the sum of such other borrowings and any borrowings under the committed credit agreement does not exceed $50,000,000. There were no borrowings under these credit facilities at December 31, 1996.

   The committed agreement provides the Company with several different borrowing alternatives with interest rates based on the prime rate or other domestic and international money market rates. The agreement requires maintenance of certain financial loan covenants, including minimum tangible net worth, debt to equity ratio, restrictions on capital expenditures and prohibits payment of cash dividends. The Company was in compliance with each of the covenants for the quarter ended December 31, 1996.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes forward-looking statements, which are subject to certain risks and uncertainties, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, and other factors referred to in the Company's 1996 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1996 were $286.6 million, a decrease of 7% from sales of $306.7 million for the quarter ended December 31, 1995. During the first quarter of fiscal 1997, comparable store sales declined 12% in line with the general trend experienced in the consumer electronics industry. The decrease was partially offset by sales related to the increase in total number of stores in operation from 70 at December 31, 1995 to 76 at December 31, 1996.

Gross profit as a percentage of net sales was 25.0% for the quarter ended December 31, 1996, a 2.3 percentage point improvement overall, which represents a gross margin improvement in all product categories.

For the quarter ended December 31, 1996, selling, general and administrative expenses were 23.8% of net sales compared to 19.1% for the comparable fiscal 1996 period. The increase in selling, general and administrative costs as a percentage of sales for the quarter ended December 31, 1996 is primarily due to the decline in same store sales and an increase in net advertising expense.

The effective income tax rate for the quarter ended December 31, 1996 was 40.0% compared with 40.3% for the same period in the prior fiscal year.

Net income for the quarter ended December 31, 1996 was $2.0 million ($0.15 per share) or 0.7% of net sales for the period. These results compare to net income of $6.7 million ($0.50 per share) or 2.2% of net sales for the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $69.8 million. Net cash provided by operating activities was $10.3 million for the three months ended December 31, 1996, compared to $5.5 million for the three months ended December 31, 1995. The increase in net cash provided by operating activities, as compared with the first quarter of fiscal 1996, was primarily due to a reduction in lease financing receivables, an increase in accrued expenses, partially offset by the decrease in net income. Net cash provided by operations also reflects the Company's continued control over its inventory levels and corresponding accounts payable.

Net cash provided by investing activities reflects lease financing of property and equipment partially offset by expenditures for stores, distribution facilities and administrative property and equipment.

On December 29, 1996, the Company amended and restated its existing $75 million credit agreement with a new $50 million agreement, which otherwise is substantially unchanged from the previous agreement. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ending December 31, 1996, the Company was in compliance with all covenants under the credit agreement. There were no borrowings outstanding under the credit agreement at December 31, 1996.

The Company expects to fund its working capital requirements and expansion plans with a combination of cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing.

The Company believes that because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

         On September 7, 1995, the Company was named as a defendant in two purported class actions, entitled Long v. Packard Bell Electronics, et al., Case No. 7515706, filed in Orange County Superior Court on August 21, 1995, and Sutter v. Acer America Corporation, et al., Case No. 95A505027, Sacramento County Superior Court. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. In addition to these two cases, there are numerous other cases pending around the State of California (and in other parts of the country) making essentially the same allegations against a variety of computer manufacturers, wholesalers and retailers. All of the California cases have been coordinated in a single court in San Francisco. At the end of June 1996, the Court granted the Company's demurrers on the grounds (a) that a prior settlement of an action brought by the California Attorney General precludes relitigation of the same issues in this case; and (b) that plaintiffs lack standing to bring class claims against the Company because none of the named plaintiffs claims to have purchased any computer monitors from the Company. Plaintiffs have indicated that they plan to appeal these rulings. Pending such an appeal, after extended settlement negotiations, the Company has agreed to participate in a settlement between plaintiffs and most of the manufacturers, wholesalers and retailers named as defendants in the cases. The settlement, to which the Company agreed to contribute a nominal amount, is subject to approval by the Court.

         On December 30, 1996, Geoffrey H. Gilbert and Bay Area Telecom, Inc. filed a complaint against the Company and nine other named defendants entitled Gilbert v. Bay Area Cellular Telephone Company, et al., San Francisco Superior Court No. 983598. The defendants include the two cellular telephone service providers in the San Francisco Bay Area, Bay Area Cellular Telephone Company ("BACTC") and GTE Mobilnet of California Limited Partnership; several other providers of cellular telephone service, including Airtouch Cellular Company, Pactel Mobile Services, American Telephone & Telegraph Co., and McCaw Cellular Company; a manufacturer of cellular telephones, Motorola, Inc.; and one other large retail chain store, Circuit City Stores, Inc. Plaintiffs, a small agent of BACTC offering cellular telephone products and service in the San Francisco area and its principal owner, allege a wide variety of antitrust and fraud-related claims against the cellular telephone service providers, including alleged conspiracy to fix cellular telephone rates. As against the Company and the other retailer defendant, plaintiffs allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive plaintiffs out of business, in violation of the California Cartwright Act and Unfair Practices Act, as well as unfair trade practices. Plaintiffs seek treble damages under the California antitrust laws. The complaint has not yet been served on the Company, and it is too soon to be able to express an opinion as to the likely outcome of this matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously if and when it is served.

                           PART II. OTHER INFORMATION

ITEM 2-5    Not Applicable

ITEM 6      Exhibits and Reports on Form 8-K

            (a)   Exhibit                 Description
                  11.1                    Statement Setting Forth
                                          Computation of Earnings Per
                                          Share

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE GOOD GUYS, INC.
                               -------------------------------
                               Registrant


February 13, 1997              /s/ DENNIS C. CARROLL
-----------------              -------------------------------
      Date                     Dennis C. Carroll
                               Chief Financial Officer

                             EXHIBIT INDEX

NUMBER           DESCRIPTION                                    PAGE

11.1             Statement Setting Forth Computation
                 of Earnings Per Share                           14

27               Financial Data Schedule