Form 10-Q
period 1997-03-31
GOOD GUYS INC
filed 1997-05-14
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        March 31, 1997
                             ------------------------------

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

                      Yes     X           No
                           ------             ------

The registrant had 13,620,045 shares of common stock outstanding as of April 30, 1997.

                               THE GOOD GUYS, INC.

                                      INDEX

                                                                                                     Page
Part I.           FINANCIAL INFORMATION
         Item 1            Financial Statements:

                           Consolidated Balance Sheets as of
                           March 31, 1997 (Unaudited) and
                           September 30, 1996 (Unaudited)                                                3

                           Consolidated Statements of Operations
                           for the Three and Six Month Periods Ended
                           March 31, 1997 and 1996 (Unaudited)                                           4

                           Consolidated Statement of Changes in
                           Shareholders' Equity for the Six Month
                           Period Ended March 31, 1997 (Unaudited)                                       5

                           Consolidated Statements of Cash Flows
                           for the Six Month Periods Ended
                           March 31, 1997 and 1996 (Unaudited)                                           6

                           Notes to Consolidated Financial Statements                                    7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                               8-9

Part II.            OTHER INFORMATION                                                                   10

SIGNATURE PAGE                                                                                          11

EXHIBIT INDEX                                                                                           12

EXHIBIT 10.18              First Amendment to Amended and
                           Restated Credit Agreement, dated
                           February 28, 1997, Among The Good Guys -
                           California, Inc., Bank of America
                           National Trust and Savings Association
                           and The Union Bank of California N.A.                                     13-15

EXHIBIT 10.19              Second Amendment to Amended and
                           Restated Credit Agreement, dated
                           April 28, 1997, Among The Good Guys -
                           California, Inc., Bank of America
                           National Trust and Savings Association
                           and The Union Bank of California N.A.                                     16-18

EXHIBIT 11.1               Statement Setting Forth Computation of Earnings
                           per Share                                                                    19

EXHIBIT 27.1               Financial Data Schedule                                                      20

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS

                                                              March 31,   September 30,
                                                                1997          1996
                                                            ------------  ------------
Current assets:
   Cash and cash equivalents                                   $ 12,651     $ 21,965
   Accounts receivable, net                                      22,769       21,601
   Income taxes receivable                                        1,224        8,372
   Merchandise inventories                                      137,298      123,802
   Prepaid expenses                                               6,778        6,613
                                                               --------     --------
      Total current assets                                      180,720      182,353

Property and equipment                                          112,741      111,284
Less accumulated depreciation and amortization                   54,428       49,614
                                                               --------     --------
Property and equipment, net                                      58,313       61,670

Other assets                                                      1,884        1,992
                                                               --------     --------
Total assets                                                   $240,917     $246,015
                                                               ========     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                            $ 64,696     $ 73,531
   Accrued expenses and other liabilities:
      Payroll                                                    12,591       12,630
      Sales taxes                                                 5,243        5,447
      Other                                                      30,352       25,139
                                                               --------     --------
Total current liabilities                                       112,882      116,747

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 13,620,045 shares and
      13,554,862 shares, respectively                                14           14
   Additional paid-in capital                                    61,381       61,298
   Retained earnings                                             66,640       67,956
                                                               --------     --------
      Total shareholders' equity                                128,035      129,268
                                                               --------     --------
Total liabilities and shareholders' equity                     $240,917     $246,015
                                                               ========     ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                            Three Months                 Six Months
                                           Ended March 31,             Ended March 31,
                                       ------------------------    -----------------------

                                          1997          1996          1997           1996
                                          ----          ----          ----           ----
Net sales                              $ 205,091      $210,415     $ 491,656      $517,130
Cost of sales                            153,137       162,666       368,007       399,621
                                       ---------      --------     ---------      --------

Gross profit                              51,954        47,749       123,649       117,509

Selling, general and
   administrative expenses                57,147        47,208       125,323       105,647
                                       ---------      --------     ---------      --------

Income (loss) from operations             (5,193)          541        (1,674)       11,862
Interest expense, net                        129            60           371           105
                                       ---------      --------     ---------      --------

Income (loss) before income
   taxes                                  (5,322)          481        (2,045)       11,757

Income tax expense (benefit)              (2,040)          192          (729)        4,740
                                       ---------      --------     ---------      --------

Net income (loss)                      $  (3,282)     $    289     $  (1,316)     $  7,017
                                       =========      ========     =========      ========

Net income (loss) per common share     $    (.24)     $    .02     $    (.10)     $    .52
                                       =========      ========     =========      ========

Weighted average shares                   13,616        13,650        13,539        13,616
                                       =========      ========     =========      ========



        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 1997
                        (In thousands except share data)
                                   (Unaudited)



                                              Common Stock         Additional
                                       -------------------------    paid-in     Retained
                                           Shares        Amount     capital     earnings          Total
                                           ------        ------     -------     --------          -----
Balance at
   September 30, 1996                    13,554,862      $ 14      $ 61,298      $ 67,956      $ 129,268

Issuance of common stock                    200,683         1         1,091          --            1,092

Repurchase and retirement of common
stock                                      (135,500)       (1)       (1,008)         --           (1,009)

Net loss for the six-month period
   Ended March 31, 1997                        --         --           --          (1,316)        (1,316)
                                        -----------      ----      --------      --------      ---------

Balance at
   March 31, 1997                        13,620,045      $ 14      $ 61,381      $ 66,640      $ 128,035
                                        ===========      ====      ========      ========      =========



        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                          1997           1996
                                                          ----           ----
Cash Flows from Operating Activities:

Net income (loss)                                       $ (1,316)     $  7,017
                                                        --------      --------

Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:

      Depreciation and amortization                        4,828         4,548
      Change in assets and liabilities:
      Accounts receivable                                 (1,168)       (7,489)
      Income taxes receivable                              7,148          --
      Merchandise inventories                            (13,496)      (23,357)
      Prepaid expenses and other assets                      (57)        2,510
      Accounts payable                                    (8,835)       16,314
      Accrued expenses and other liabilities               4,968        (3,585)
                                                        --------      --------
      Total adjustments                                   (6,612)      (11,059)
                                                        --------      --------

Net cash used in operating activities                     (7,928)       (4,042)
                                                        --------      --------

Cash Flows from Investing Activities:
   Capital expenditures                                   (1,469)       (2,363)
                                                        --------      --------

Net cash used in investing activities                     (1,469)       (2,363)
                                                        --------      --------

Cash Flows from Financing Activities:

   Issuance of common stock                                1,092         1,341
   Repurchase and retirement of common stock              (1,009)       (2,313)
                                                        --------      --------

Net cash provided by (used in) financing activities           83          (972)
                                                        --------      --------

Net decrease in cash and
   cash equivalents                                       (9,314)       (7,377)

Cash and cash equivalents at
   beginning of period                                    21,965        18,434
                                                        --------      --------

Cash and cash equivalents at
   end of period                                        $ 12,651      $ 11,057
                                                        ========      ========




        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three and six month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

2. At March 31, 1997, there were no borrowings under the Company's committed unsecured line of credit agreement. The Company was in compliance with or had received waivers for each of the covenants required by the agreement for the quarter ended March 31, 1997.

3. The weighted average number of shares outstanding during the three and six months ended March 31, 1997 has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the three and six months ended March 31, 1997 and 1996 as the dilutive effect of the options was less than 3%.

4. New Accounting Pronouncement: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 at which time it will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Pro forma income (loss) for basic and diluted EPS assuming SFAS 128 had been in effect for the quarter and year-to-date periods would not have differed from the reported amounts.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 were $205.1 million, a decrease of 3% from $210.4 million for the quarter ended March 31, 1996. During the second quarter of fiscal 1997, comparable store sales declined 9%. This decrease in sales was partially offset by sales related to the increase in the total number of stores in operation from 70 at March 31, 1996 to 76 at March 31, 1997. On a year-to-date basis, net sales for the period ended March 31, 1997 decreased 5% to $491.7 million, compared to $517.1 million during the same period in 1996. Comparable store sales decreased 11% for the six months ended March 31, 1997. The Company believes the decrease correlates with the general slowdown in demand for consumer electronics.

Gross profit as a percentage of net sales was 25.3% and 25.1% for the quarter and six months ended March 31, 1997, respectively, as compared to 22.7% for the quarter and six months ended March 31, 1996. The increases in gross profit percentage reflect a gross margin improvement in all product categories.

For the quarter and six months ended March 31, 1997, selling, general and administrative expenses were 28.0% and 25.5% of net sales, respectively, compared to 22.5% and 20.4% for the comparable 1996 periods. These increases are primarily due to the decline in store sales and an increase in net advertising expense.

The effective income tax rates for the quarter and six months ended March 31, 1997 were 38.3% and 35.6% respectively, compared with 39.9% and 40.3% respectively, for such periods in the prior fiscal year. The 1997 effective tax rate is impacted by California net operating loss carryforward limitations. The 1996 effective tax rate was positively impacted by the utilization of job tax credits during the first half of the year.

The net loss for the quarter ended March 31, 1997 was $3.3 million ($.24 per share) or 1.6% of net sales. These results compare to net income of $289,000 ($.02 per share) or 0.1% of net sales for the same period last year. For the six months ended March 31, 1997 the net loss was $1.3 million ($.10 per share) or 0.3% of net sales, compared to net income of $7.0 million ($0.52 per share) or 1.4% of net sales for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $67.8 million. Net cash used in operating activities was $7.9 million for the six months ended March 31, 1997, compared to $4.0 million for the six months ended March 31, 1996. The increase in net cash used in operating activities was primarily due to the net loss, an increase in inventory and a decrease in accounts payable, partially offset by the receipt of income tax refunds.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $1.5 million for the six months ended March 31, 1997 as compared to $2.4 million during the same period last year. This decrease was attributable to the decrease in the number of stores opened; in the first half of fiscal 1997 one store opened and one store remodeled, compared with five stores opened during the first half of fiscal 1996.

The Company maintains a revolving line of credit of up to $50 million. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ended March 31, 1997, the Company was in compliance with or had received waivers for each of these covenants. During the quarter ended March 31, 1997 there were two amendments to the credit agreement which are being filed as exhibits with this Form 10-Q. There were no borrowings outstanding under the credit agreement at March 31, 1997.

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


ITEM 1-3          Not applicable

ITEM 4            Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders of The Good Guys, Inc. held on February 11, 1997, 12,131,801 shares were present in person or by proxy out of 13,419,362 outstanding shares on December 16, 1996, the record date. The shareholders voted on the following matters:

                  1. The nominees for election as Directors of the Corporation were elected without opposition.

                           A vote of the common stock with respect to this election was:

                            Number of Shares

Nominees                          For               Withheld
--------                          ---               --------
Stanley R. Baker               11,024,573           1,107,228
Robert A. Gunst                10,875,048           1,256,753
Russell M. Solomon             11,029,992           1,101,809
W. Howard Lester               11,027,302           1,104,499
John E. Martin                 11,027,300           1,104,501


                   2. A vote of the common stock to approve an increase in the number of shares covered by the Employee Stock Purchase Plan by 600,000 was:

                                                Number of shares
For the proposal:                                10,087,107
Against the proposal:                             1,519,310
Withheld:                                           264,537
Non-Votes:                                          260,847


                  3. Ratification of the appointment of Deloitte & Touche, LLP as independent Certified Public Accountants.

                                                Number of shares
For the proposal:                                  12,082,991
Against the proposal:                                  20,353
Withheld:                                              28,457


ITEM 5            Not applicable

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibit      Description

                           10.18        First Amendment to Amended
                                        and Restated Credit
                                        Agreement, dated February
                                        28, 1997, Among The Good
                                        Guys - California, Inc.,
                                        Bank of America National
                                        Trust and Savings
                                        Association and The Union
                                        Bank of California N.A.

                           10.19        Second Amendment to Amended
                                        and Restated Credit
                                        Agreement, dated April 28,
                                        1997, Among The Good Guys -
                                        California, Inc., Bank of
                                        America National Trust and
                                        Savings Association and The
                                        Union Bank of California N.A.

                           11.1         Statement Setting Forth Computation of
                                        Earnings Per Share

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


                                            THE GOOD GUYS, INC.
                                            Registrant



     May 14, 1997                           /s/ DENNIS C. CARROLL
------------------------------------        --------------------------
         Date                               Dennis C. Carroll
                                            Chief Financial Officer

                                              EXHIBIT INDEX

NUMBER                  DESCRIPTION                                                  PAGE

10.18                   First Amendment to Amended and
                        Restated Credit Agreement, dated
                        February 28, 1997, Among The
                        Good Guys - California, Inc.,
                        Bank of America National Trust and Savings
                        Association and The Union Bank of California N.A.           13-15

10.19                   Second Amendment to Amended and
                        Restated Credit Agreement, dated
                        April 28, 1997, Among The Good Guys
                        - California, Inc., Bank of America
                        National Trust and Savings Association
                        and The Union Bank of California N.A.                       16-18


11.1                    Statement Setting Forth Computation
                        of Earnings Per Share                                          19

27.1                    Financial Data Schedule                                        20