Form 10-Q
period 1997-06-30
GOOD GUYS INC
filed 1997-08-14
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended  June 30, 1997
                            -------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -------------------

       Commission file number           0-14134
                             ---------------------------------------------------

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

                       Yes  X       No
                          -----       -----

The registrant had 13,801,510 shares of common stock outstanding as of July 31, 1997.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX


                                                                                             Page
Part I.    FINANCIAL INFORMATION


           Item 1              Financial Statements:
           ------
                               Consolidated Balance Sheets as of
                               June 30, 1997 (Unaudited) and
                               September 30, 1996 (Unaudited)                                  3

                               Consolidated Statements of Operations
                               for the Three and Nine Month Periods Ended
                               June 30, 1997 and 1996 (Unaudited)                              4

                               Consolidated Statement of Changes in
                               Shareholders' Equity for the Nine Month
                               Period Ended June 30, 1997 (Unaudited)                          5

                               Consolidated Statements of Cash Flows
                               for the Nine Month Periods Ended
                               June 30, 1997 and 1996 (Unaudited)                              6

                               Notes to Consolidated Financial Statements                      7

           Item 2              Management's Discussion and Analysis of
           ------              Financial Condition and Results of Operations                 8-9

Part II.     OTHER INFORMATION                                                             10-11

SIGNATURE PAGE                                                                                12

EXHIBIT INDEX                                                                                 13

EXHIBIT 11.1 Statement Setting Forth Computation of Earnings (Loss) per Share                 14

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS


                                                     June 30, September 30,
                                                       1997      1996
                                                     --------  --------
Current assets:
   Cash and cash equivalents                         $ 12,700  $ 21,965
   Accounts receivable, net                            20,821    21,601
   Income taxes receivable                              3,115     8,372
   Merchandise inventories                            142,565   123,802
   Prepaid expenses                                     5,534     6,613
                                                     --------  --------
      Total current assets                            184,735   182,353

Property and equipment                                114,097   111,284
Less accumulated depreciation and amortization         55,834    49,614
                                                     --------  --------
Property and equipment, net                            58,263    61,670

Other assets                                            2,477     1,992
                                                     --------  --------
Total assets                                         $245,475  $246,015
                                                     ========  ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $ 84,274  $ 73,531
   Accrued expenses and other liabilities:
      Payroll                                          11,722    12,630
      Sales taxes                                       2,938     5,447
      Other                                            22,653    25,139
                                                     --------  --------
          Total current liabilities                   121,587   116,747

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 13,620,045 shares and
      13,554,862 shares, respectively                      14        14
   Additional paid-in capital                          61,380    61,298
   Retained earnings                                   62,494    67,956
                                                     --------  --------
      Total shareholders' equity                      123,888   129,268
                                                     --------  --------
Total liabilities and shareholders' equity           $245,475  $246,015
                                                     ========  ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                   Three Months            Nine Months
                                  Ended June 30,          Ended June 30,
                               ---------------------   ---------------------
                                  1997        1996        1997        1996
                               ---------   ---------   ---------   ---------
Net sales                      $ 194,834   $ 196,553   $ 686,490   $ 713,683
Cost of sales                    145,094     148,898     513,101     548,519
                               ---------   ---------   ---------   ---------

Gross profit                      49,740      47,655     173,389     165,164

Selling, general and
   administrative expenses        56,166      53,105     181,489     158,752
                               ---------   ---------   ---------   ---------

Income (loss) from operations     (6,426)     (5,450)     (8,100)      6,412
Interest expense, net                208         302         579         407
                               ---------   ---------   ---------   ---------

Income (loss) before income
   taxes                          (6,634)     (5,752)     (8,679)      6,005

Income taxes (benefits)           (2,488)     (2,318)     (3,217)      2,422
                               ---------   ---------   ---------   ---------

Net income (loss)              $  (4,146)  $  (3,434)  $  (5,462)  $   3,583
                               =========   =========   =========   =========

Net income (loss)
   per common share            $    (.30)  $    (.25)  $    (.40)  $     .26
                               =========   =========   =========   =========

Weighted average shares           13,620      13,476      13,566      13,569
                               =========   =========   =========   =========



        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE NINE-MONTH PERIOD ENDED
                                  JUNE 30, 1997
                        (In thousands except share data)
                                   (Unaudited)



                                           Common Stock            Additional
                                     -------------------------      paid-in     Retained
                                        Shares       Amount        capital       Earnings      Total
                                     -----------   -----------   -----------   -----------   -----------
Balance at
   September 30, 1996                 13,554,862   $        14   $    61,298   $    67,956   $   129,268

Issuance of common stock                 200,683             1         1,090            --         1,091

Repurchase and retirement of common     (135,500            (1)       (1,008)           --        (1,009)
   Stock

Net loss for the nine-month period
   Ended June 30, 1997                        --            --            --        (5,462)       (5,462)
                                     -----------   -----------   -----------   -----------   -----------

Balance at
   June 30, 1997                      13,620,045   $        14   $    61,380   $    62,494   $   123,888
                                     ===========   ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended June 30,
                                                                              -------------------
                                                                                1997       1996
                                                                              --------   --------
Cash Flows from Operating Activities:

Net income (loss)                                                             $ (5,462)  $  3,583
                                                                              --------   --------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                                              7,222      6,981

      Change in assets and liabilities:
      Accounts receivable                                                          780     (5,630)
      Income tax receivable                                                      5,257         --
      Merchandise inventories                                                  (18,763)   (29,654)
      Prepaid expenses and other assets                                            590      2,203
      Accounts payable                                                          10,743     28,902
      Accrued expenses and other liabilities                                    (5,903)    (7,744)
                                                                              --------   --------
      Total adjustments                                                            (74)    (4,942)
                                                                              --------   --------

Net cash used in operating activities                                           (5,536)    (1,359)
                                                                              --------   --------

Cash Flows from Investing Activities:
   Capital expenditures                                                         (3,811)    (5,653)
                                                                              --------   --------

Net cash used in investing activities                                           (3,811)    (5,653)
                                                                              --------   --------

Cash Flows from Financing Activities:

   Issuance of common stock                                                      1,090      1,369
   Repurchase and retirement of common stock                                    (1,008)    (2,405)
                                                                              --------   --------

Net cash provided by (used in) financing activities                                 82     (1,036)
                                                                              --------   --------

Net decrease in cash and cash equivalents                                       (9,265)    (8,048)

Cash and cash equivalents at beginning of period                                21,965     18,434
                                                                              --------   --------

Cash and cash equivalents at end of period                                    $ 12,700   $ 10,386
                                                                              ========   ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three and nine month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

2. At June 30, 1997, there were no borrowings under the Company's committed unsecured line of credit agreement. The Company was in compliance with or received waivers for each of the covenants required by the agreement for the quarter ended June 30, 1997.

3. The weighted average number of shares outstanding during the three and nine months ended June 30, 1997 has been computed by taking the number of days each share is outstanding and dividing by the number of days in the quarter. Stock options are not included in the calculation of earnings per share for the three and nine months ended June 30, 1997 and 1996 as the dilutive effect of the options was less than 3%.

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


RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1997 were $194.8 million, a decrease of 1% from $196.6 million for the quarter ended June 30, 1996. During the third quarter of fiscal 1997, comparable store sales declined 3%, approximately 1% was due to the temporary closure of the Company's highest volume store in Beverly Hills, California. The store was closed in June for expansion and remodeling, and will reopen in August 1997 in the Company's new Audio/ Video Exposition store format. This decrease in sales was partially offset by sales related to the increase in the total number of stores in operation from 74 at June 30, 1996 to 75 at June 30, 1997. On a year-to-date basis, net sales for the period ended June 30, 1997 decreased 4% to $686.5 million, compared to $713.7 million during the same period in 1996. Comparable store sales decreased 9% for the nine months ended June 30, 1997. The Company believes the decrease correlates with the general slowdown in demand for consumer electronics.

Gross profit as a percentage of net sales was 25.5% and 25.3% for the quarter and nine months ended June 30, 1997, respectively, as compared to 24.2% and 23.1% for the quarter and nine months ended June 30, 1997, respectively. The increases in gross profit percentage reflect a gross margin improvement in virtually all product categories.

For the quarter and nine months ended June 30, 1997, selling, general and administrative expenses were 28.8% and 26.4% of net sales, respectively, compared to 27.0% and 22.2% for the comparable 1996 periods. These increases are primarily due to the decline in store sales and, for the nine months ended June 30, 1997, an increase in net advertising expense.

The effective income tax expense/(benefit) rate for the quarter and nine month periods ended June 30, 1997 were (37.5%) and (37.1%) respectively, compared with (40.3%) and 40.3% for the six and nine month periods in the prior fiscal year. The 1997 income tax benefit was reduced by the California net operating loss carryforward limitations.

The net loss for the quarter ended June 30, 1997 was $4.1 million ($.30 per share) or 2.1% of net sales. These results compare to a net loss of $3.4 million ($0.25 per share) or 1.7% of net sales for the same period last year. For the nine months ended June 30, 1997 the net loss was $5.5 million ($.40 per share) or 0.8% of net sales, compared to net income of $3.6 million ($0.26 per share) or 0.5% of net sales for the same period last year

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $63.1 million. Net cash used in operating activities was $5.5 million for the nine months ended June 30, 1997, compared to $1.4 million for the nine months ended June 30, 1996. The increase in net cash used in operating activities was primarily due to the net loss.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $3.8 million for the nine months ended June 30, 1997 as compared to $5.7 million during the same period last year. This decrease was attributable to the decrease in the number of stores opened; for the period ending June 30, 1997, one store opened and one store remodeled, compared to 10 stores opened during the same period for the previous year. The Company continues to identify stores for remodeling to the new Audio/ Video Exposition format. In addition to the Beverly Hills store, the Hayward store closed in July for expansion and remodeling and will reopen in the fall as the first Audio/ Video Exposition store in Northern California.

The Company maintains a revolving line of credit of up to $50 million. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ending June 30, 1997 the Company was in compliance with or received waivers for each of these covenants. There were no borrowings outstanding under the credit agreement at June 30, 1997.

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

                           PART II. OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

           On September 7, 1995, the Company was named as a defendant in two purported class actions, entitled Long v. Packard Bell Electronics, et al., Case No. 7515706, filed in Orange County Superior Court on August 21, 1995, and Sutter v. Acer America Corporation, et al., Case No. 95A505027, Sacramento County Superior Court. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. In addition to these two cases, there are numerous other cases pending around the State of California (and in other parts of the country) making essentially the same allegations against a variety of computer manufacturers, wholesalers and retailers. All of the California cases have now been coordinated in a single court in San Francisco. At the end of June 1996, the Court granted the Company's demurrers on the grounds (a) that a prior settlement of an action brought by the California Attorney General precludes relitigation of the same issues in this case; and (b) that plaintiffs lack standing to bring class claims against the Company because none of the named plaintiffs claims to have purchased any computer monitors from the Company. After extended settlement negotiations, the Company has agreed to participate in a settlement between plaintiffs and most of the manufacturers, wholesalers and retailers named as defendants in the cases. The settlement, to which the Company agreed to contribute a nominal amount, has been preliminarily approved by the Court and is pending final approval.

           On December 30, 1996, Geoffrey H. Gilbert and Bay Area Telecom, Inc. filed a complaint against the Company and nine other named defendants entitled Gilbert v. Bay Area Cellular Telephone Company, et al., San Francisco Superior Court No. 983598. This case was dismissed with prejudice as to the Company pursuant to a settlement agreement dated June 10, 1997, under which the Company agreed to contribute a nominal amount.

           In November 1995, the Company was named as a defendant in an action captioned as Littau et al. v. Circuit City, et al., No. 973978, San Francisco Superior Court. The other defendants are Circuit City Stores West Coast, Inc., Sears Roebuck & Co., Tandy Corp., Fry's Electronics, Inc., Best Buy Co., Inc., and CompUSA, Inc. Plaintiffs' Complaint, which is styled as a class action, alleges that the Company has engaged in false advertising and unfair competition in violation of the California Business and Professions Code and the California Consumer Legal Remedies Act in the manner in which it has advertised personal computers sold with pre-installed, "bundled" software. Plaintiffs' primary allegation is that the Company's advertisements overstated the value of this software. Plaintiffs seek injunctive relief, restitution therefore, special damages, and attorneys' fees. A class settlement, which would have an immaterial impact on the Company, is very close to being finalized. No substantial discovery has been taken in the case, and we cannot make any prediction as to the likely outcome of the matter if the class settlement were not to be concluded.

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


                                        THE GOOD GUYS, INC.
                                        -------------------
                                        Registrant


August 13, 1997                         /s/ DENNIS C. CARROLL
---------------                         ------------------------
      Date                              Dennis C. Carroll
                                        Chief Financial Officer

                     EXHIBIT INDEX


NUMBER     DESCRIPTION                           PAGE

11.1       Statement of Computation of            13
           earnings (loss) per share

27.1       Financial Data Schedule