Form 10-K
period 1997-09-30
GOOD GUYS INC
filed 1997-12-22
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $100,424,205 as of December 15, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 15, 1997, there were 13,180,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 1997. (Part II of Form 10-K)

(2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                     PART I


ITEM 1.   BUSINESS

General

          THE GOOD GUYS! is a leading specialty retailer of consumer electronics products. The Company currently operates 76 stores: In California, 19 stores are located in the San Francisco Bay area, 25 in the greater Los Angeles/Orange County metropolitan area, three in Sacramento, seven in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, THE GOOD GUYS! operates nine stores, five stores and four stores, respectively.

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

Information Regarding Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1998 and beyond, are forward-looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

Business Strategy

          THE GOOD GUYS! goal is to be a leading specialty retailer of consumer electronics products in each of its markets. The cornerstones of its business strategy include:

          Differentiated customer service. THE GOOD GUYS! believes that superior service is the single most important factor in overall customer satisfaction, and that the Company differentiates itself from other consumer electronics retailers by providing superior service to its shoppers. The Company believes that friendly and knowledgeable sales associates are critical to satisfying customers interested in more fully featured, middle to high-end consumer electronics products. The Company's objective is to generate long-term repeat business from its customers.

          Merchandising. The Company's merchandising strategy is to provide shoppers with a broad and compelling selection of brand name consumer electronics products, with an emphasis on more fully featured merchandise. Merchandise is offered at competitive prices and backed by a low price guarantee.

          Marketing. The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position THE GOOD GUYS! in its markets, and to increase store traffic. Stores are designed to be exciting and easy to shop and are located in high visibility and high traffic commercial areas.

          Expansion. The Company plans to continue to expand its store base. Successful expansion will depend, among other things, on the Company's ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company's ability to open new stores quickly in existing markets, to achieve economies of scale in advertising and distribution, and to continue to gain market share from established competitors.

Customer Service

          The Company believes that knowledgeable and friendly sales associates are critical to providing superior customer service. As of September 30, 1997, the Company had over 2,400 highly trained part-time and full-time sales associates. Sales associates are paid under an incentive compensation program with a salary guarantee that is applied against incentives earned. Incentives are based on the gross profit realized, the amount of "repeat" business the sales associate generates, performance against sales goals and peer ranking, which evaluates a number of performance standards. The Company believes this incentive structure creates long-term repeat customers for THE GOOD GUYS!.

          All sales associates attend a full-time, in-house initial training program. The Company's training program is continually updated and is designed to develop good sales practices and techniques and to provide associates with the knowledge base to explain and demonstrate to shoppers the use and operation of store merchandise. This training enables associates to better understand customer needs and to help them select products that meet those needs.

          The Company holds training meetings daily at each store to keep sales associates trained and focused on the principles of superior customer service, Company procedures and policies, and to update them on competitive information, current product introductions, product availability and pricing. Manufacturers also conduct in-store training sessions to familiarize sales associates with existing and new products.

          The Company hosts a product show annually. All associates attend the product show and are required to participate in training sessions focused on product knowledge and selling skills. Manufacturers are in attendance with product displays and are available to answer questions. Additionally, regional training workshops are conducted twice a year to enhance the sales associates' product knowledge. These sessions are conducted by a combination of manufacturers, corporate trainers and the corporate buyers. Customer service and sales techniques are also incorporated into these training workshops.

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

          The Company places emphasis on developing the managerial skills of its employees in order to provide a source of quality management personnel for current and future stores. The Company has been able to fill most sales managerial positions by promoting sales associates and, similarly, to fill most store management positions by promoting sales managers.

Merchandising

          The Company offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. This selection comprises approximately 4,600 products from over 240 vendors and is intended to cover all of the popular price points within each product category.

          The following table shows the approximate percentage of sales for each major product category for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.

                                                    Year Ended September 30,
                                                    ------------------------
Category                                       1997          1996          1995*
--------                                       ----          ----          -----
Video ...............................           38%           39%           38%
Audio and cellular phones ...........           30%           29%           32%
Home office .........................           19%           20%           19%
Other (accessories, repair service,
   and premier performance
   guarantee)........................           13%           12%           11%
                                               ---           ---           ---
                                               100%          100%          100%
                                               ===           ===           ===

--------
  *Certain reclassifications have been made to the 1995 financial data in order to conform to the present year's presentation.

               For the year ended September 30, 1997, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony and for audio and cellular products were, in alphabetical order, Denon, Sony and Yamaha. The three leading suppliers of home office products were, in alphabetical order, Hewlett Packard, Panasonic, and Sony.

Marketing

               The Company believes that its advertising activities have resulted in significant name recognition in its markets and have increased the number of qualified potential customers visiting its stores. The Company's advertising vehicles include newspaper, direct mail and broadcast.

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

Expansion

               Since the end of fiscal 1985, the Company has grown from 7 to 76 stores. Over the past five years, the Company has expanded its store base at a compound rate of approximately 13% per year. During fiscal 1997, THE GOOD GUYS! opened a WOW!, MULTIMEDIA SUPERSTORE, in Long Beach, California, the second WOW! concept store, which is jointly operated with Tower Records. In fiscal 1997, the Company also introduced its new Audio/Video Exposition format in its newly remodeled Redondo Beach and Beverly Hills, California stores, as discussed in the Store Operations section below. The Company also opened its first Audio/Video Exposition store in Northern California, at its newly remodeled Hayward location in October 1997.

               In calendar 1998, the Company intends to open two new WOW! stores incorporating design aspects of the Audio/Video Exposition format in Southern California, one new Audio/Video Exposition WOW! store in Northern California, and a new Audio/Video Exposition store in Palo Alto, California. The Company also plans to renovate four to seven existing stores to the Audio/Video Exposition concept during calendar 1998.

Store Operations

               The Company's stores range in size from approximately 9,000 to 32,000 square feet. Most of the newer stores reflect the ongoing evolution in the Company's store design and are approximately 25,000 to 30,000 square feet in size. All of the Company's stores are located in high visibility, high traffic commercial areas and are open seven days a week, including most holidays.

        THE GOOD GUYS! stores are designed to reinforce the Company's merchandising philosophy and its desire to provide a customer friendly shopping experience. Merchandise is generally displayed by category to facilitate comparison of brands, models and prices.

        On November 1, 1996, the Company introduced its Audio/Video Exposition store design. The Audio/Video Exposition format provides greater merchandising flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with sales consultants to design system solutions for their homes. The Company expects the Audio/Video Exposition concept to be the cornerstone of its expansion and renovation program. The Company currently has three Audio/Video Exposition stores and has identified and begun to initiate additional store relocations/renovations using that concept.

        The Company opened its second WOW!, MULTIMEDIA SUPERSTORE in Long Beach, California on October 31, 1996, and plans to open three new WOW! stores in calendar 1998, incorporating design aspects of the Audio/Video Exposition format. These concept stores, which are jointly operated with Tower Records, provide the same full range of consumer electronics offered at all THE GOOD GUYS! stores, as well as a full range of music, video, computer software and books and magazines offered by Tower Records. THE GOOD GUYS! occupies approximately 32,000 square feet in each of the WOW! stores.

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

Distribution

        The Company operates a 460,000 square foot operations center in Hayward, California, which has the capacity to handle deliveries to more than 100 stores in the western United States. Deliveries are generally made to each store six or seven days a week, as ordered by the Company's automated replenishment system. The Company believes that this frequency of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

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

Competition

               The business of the Company is highly competitive. The Company competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. To some extent, the Company also competes with drugstores, supermarkets and others that make incidental sales of electronics products. Competitors of the Company include Circuit City Stores, Best Buy, Sears, Montgomery Ward, Target, several smaller electronics chains and independent stores.

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

Employees

               At September 30, 1997, the Company employed approximately 4,200 persons, of whom 700 were salaried, 1,100 were hourly non-selling associates and 2,400 were salespeople on commission against a minimum guarantee. At September 30, 1997, approximately 300 of its employees were employed in the Company's executive offices; the balance were employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

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

ITEM 3.        LEGAL PROCEEDINGS

               On September 7, 1995, the Company was named as a defendant in two purported class actions, entitled Long v. Packard Bell Electronics, et al., Case No. 7515706, filed in Orange County Superior Court on August 21, 1995, and Sutter v. Acer America Corporation, et al., Case No. 95A505027, Sacramento County Superior Court. In both cases, plaintiffs have named a large number of computer manufacturers, wholesalers and retailers, alleging that since 1986 the defendants have misrepresented to the public the screen size of certain computer monitors. A settlement has been entered into between the plaintiffs and most of the defendants, including the Company, under which the Company has agreed to make a payment to resolve the litigation that is not material to the financial condition of the Company. The settlement has been preliminarily approved by the Court and is awaiting final approval.

               On July 19, 1996, McBride-Newell, Inc. dba Carphones, Inc. and numerous other individuals and entitled McBride-Newell, Inc., et al. v. Mobilworks, Inc. et al., San Diego Superior Court Case No. 695897. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business. Plaintiffs seek treble damages under the California antitrust laws. Defendants, including the Company, have filed a motion to dismiss the case as a sanction for abuse of the discovery process. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

               On or about July 22, 1996, Joe Quattrini dba Sand Canyon Cellular and numerous other individuals and entities filed a complaint against the Company and 20 other named defendants entitled Quattrini, et al. v. Pana-Pacific Corp., et al., Orange County Superior Court Case No. 766649. Plaintiffs, who are small agents or subagents of the cellular service providers offering cellular telephone products and service in the Orange County area, allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive plaintiffs out of business. Plaintiffs seek treble damages under the California antitrust laws. Defendants, including the Company, have filed demurrers to the complaint seeking dismissal. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

               In November 1995, the Company, along with several other consumer electronics retailers, was named as a defendant in an action captioned as Littau et al. v. Circuit City, et al., No. 973978, San Francisco Superior Court. Plaintiffs' complaint, which is styled as a class action, alleges that the Company has engaged in false advertising and unfair competition in the manner in which it has advertised personal computers sold with pre-installed, "bundled" software. Plaintiff's primary allegation is that the Company's advertisement overstated the value of this software. The Company believes it has meritorious defenses to the claims alleged in the suit and also believes it has meritorious claims for indemnification from the computer manufacturers from which it has purchased personal computers. However, the Company, along with other Defendants, has engaged in extensive settlement negotiations in order to resolve the litigation. A draft settlement agreement has been prepared, but has not yet been executed by the parties and any final settlement would be subject to court approval. If the suit were to be settled on the basis set forth in the draft settlement agreement, the settlement would not have a material effect on the Company's financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               Not Applicable.

ITEM 4A.       EXECUTIVE OFFICERS OF THE COMPANY

               The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                       Age      Position
----                       ---      --------
Robert A. Gunst            49       President and Chief Executive Officer

Dennis C. Carroll          38       Senior Vice President, Finance and
                                    Administration, Chief Financial Officer and
                                    Secretary

Jayne Spiegelman           42       Senior Vice President, Merchandising

Brad S. Bramy              45       Vice President, Advertising

John G. Duken              37       Vice President, Operations

Kevin M. McNeill           44       Vice President, Sales

William B. Perlstein       47       Vice President, Sales

Cathy Stauffer             38       Vice President, Quality




Gregory L. Steele                  50       Vice President, Real Estate and
                                            Development

Geradette M. Vaz                   44       Vice President, Human Resources


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

               Dennis C. Carroll, who had served as controller of the Company from 1990 to 1993, rejoined the Company as Vice President, Chief Financial Officer and Secretary in May 1996. In September 1997, Mr. Carroll was named Senior Vice President, Finance and Administration and retained his position as Chief Financial Officer and Secretary. Mr. Carroll served as Vice President and Chief Financial Officer of Beverages, & more!, a specialty retailer, from February 1994 to April 1996 and as Vice President, Controller and Treasurer of Supercuts, Inc., an owner and franchisor of hair salons, from May 1993 to January 1994.

               Jayne Spiegelman joined the Company in August 1997 as Vice President of Merchandising. From 1995 to 1997, Ms. Spiegelman was a Strategy Consultant with Andersen Consulting, serving retail clients worldwide. Prior to joining Andersen Consulting, Ms. Spiegelman served in a variety of senior merchandising management positions at Federated Department Stores and Macy's West.

               John G. Duken joined the Company in September 1993 as General Manager of Store Operations and was named Vice President, Store Operations in June 1994. In July 1997, Mr. Duken was named Vice President, Operations. From June 1988 to August 1993 he held several positions with Circuit City Stores, Inc., including Divisional Operations Manager of the Northern California Division and General Operations Manager of the Midwest Division.

               Kevin M. McNeill became Vice President, Sales in April 1997. From 1981 until April 1997, Mr. McNeill served the Company in various positions in the store organization.

               William B. Perlstein joined the Company as Regional Sales Manager in March 1987, was named Vice President, Store Operations in January 1993, and was named Vice President, Stores in June 1993.

               Cathy Stauffer became Vice President, Quality in August 1997. From January 1989 to April 1993, Ms. Stauffer served as Vice President, Advertising of the Company. She returned to the Company as a consultant in January 1997 and was named Vice President, Quality in August 1997.

               Gregory L. Steele has served as Vice President, Real Estate and Development since April 1986.

               Geradette M. Vaz has served as Vice President, Human Resources since July 1986.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS

               Incorporated by reference from page 24 of the Company's 1997 Annual Report to Shareholders.

ITEM 6.        SELECTED FINANCIAL DATA

               Incorporated by reference from page 13 of the Company's 1997 Annual Report to Shareholders.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Incorporated by reference from pages 10 through 12 of the Company's 1997 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Incorporated by reference from pages 14 through 23 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.


                                        PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 1997 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

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


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)1.  FINANCIAL STATEMENTS

                      Included in Part II of this report by incorporation by reference from the 1997 Annual Report to Shareholders:

                             Independent Auditors' Report (page 23 of the 1997 Annual Report to Shareholders)

                             Consolidated statements of operations for each of the three years in the period ended September 30, 1997 (page 15 of the 1997 Annual Report to Shareholders)

                             Consolidated balance sheets as of September 30, 1997 and 1996 (page 14 of the 1997 Annual Report to Shareholders)

                             Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 1997 (page 16 of the 1997 Annual Report to Shareholders)

                             Consolidated statements of cash flows for each of the three years in the period ended September 30, 1997 (page 17 of the 1997 Annual Report to Shareholders)

                             Notes to consolidated financial statements (pages 18 through 22 of the 1997 Annual Report to Shareholders)

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

               (a)3.  EXHIBITS

3.1 Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

3.2 Bylaws. (Exhibit 3.2 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

10.1 1985 Stock Option Plan, as amended.* (Exhibit 10.1 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997; incorporated herein by reference.)

10.2 Form of Nonqualified Stock Option Agreements.* (Exhibit 4.3 to the Company's Registration Statement on Form S-8 as filed on January 28, 1991, registration number 33-38749; incorporated herein by reference.)

10.3  Letter Agreement with Robert A. Gunst, dated March 30, 1990.* (Exhibit
      10.14 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1990; incorporated herein by reference.)

10.4 Employee Stock Purchase Plan, as amended.* (Exhibit 10.7 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997; incorporated herein by reference.)

10.5  Amended and Restated 1994 Stock Incentive Plan.*

10.6 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc. (Exhibit
      10.18 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.7 Operating Agreement, dated effective as of April 15, 1995, between MTS, Inc., a California corporation, dba Tower Records/Book/Video, and The Good Guys, Inc., a Delaware corporation. (Exhibit 10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.8 Loan Agreement between the Good Guys-California, Inc. and Wells Fargo Bank, National Association, as Agent, dated as of September 29, 1997.

11.1  Statement re Computation of Per Share Earnings.

--------
     *Compensatory plan or arrangement.

13.1 Annual Report to Shareholders for fiscal year ended September 30, 1997 (pages incorporated by reference).

21.1  List of Subsidiaries.

23.1  Independent Auditors' Consent.

24.1  Powers of Attorney.

27.1  Financial Data Schedule.

            (b)    REPORTS ON FORM 8-K.

            There were no reports on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 1997              THE GOOD GUYS, INC.


                                       By /s/ ROBERT A. GUNST
                                          --------------------------------------
                                          Robert A. Gunst
                                          President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. GUNST          Director, President and           December 22, 1997
-------------------------    Chief Executive Officer
(Robert A. Gunst)           (Principal Executive Officer)

/s/ DENNIS C. CARROLL        Senior Vice President,            December 22, 1997
-------------------------    Finance and Administration,
(Dennis C. Carroll)          and Chief Financial Officer
                             (Principal Financial Officer)

/s/ LESLIE S. BENSON         Controller (Principal             December 22, 1997
-------------------------    Accounting Officer)
(Leslie S. Benson)

/s/ STANLEY R. BAKER*        Director                          December 22, 1997
-------------------------
(Stanley R. Baker)

/s/ RUSSELL M. SOLOMON*      Director                          December 22, 1997
-------------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*          Director                          December 22, 1997
-------------------------
(John E. Martin)

/s/ W. HOWARD LESTER*        Director                          December 22, 1997
-------------------------
(W. Howard Lester)

/s/ HORST H. SCHULZE*        Director                          December 22, 1997
-------------------------
(Horst H. Schulze)

*By /s/ DENNIS C. CARROLL
-------------------------
Dennis C. Carroll,
Attorney-in-Fact

                                  EXHIBIT INDEX
                                  -------------


Number            Description

10.5       Amended and Restated 1994 Stock Incentive Plan.

10.8       Loan Agreement between the Good Guys-California, Inc. and Wells Fargo
           Bank, National Association, as Agent, dated as of September 29, 1997.

11.1       Statement re Computation of Per Share Earnings.

13.1       Annual Report to Shareholders for fiscal year ended September 30,
           1997 (pages incorporated by reference).

21.1       List of Subsidiaries.

23.1       Independent Auditors' Consent.

24.1       Powers of Attorney.

27.1       Financial Data Schedule