Form 10-Q
period 1997-12-31
GOOD GUYS INC
filed 1998-02-13
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended               December 31, 1997
                             -----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

Commission file number                          0-14134
                      ---------------------------------------------------------

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

The registrant had 13,981,069 shares of common stock outstanding as of January 31, 1998.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX


                                                                                  Page

Part I.   FINANCIAL INFORMATION

          Item 1  Financial Statements:

                           Consolidated Balance Sheets as of
                           December 31, 1997 (Unaudited) and
                           September 30, 1997 (Unaudited)                           3

                           Consolidated Statements of Operations
                           for the Three Month Periods Ended
                           December 31, 1997 and 1996 (Unaudited)                   4

                           Consolidated Statement of Changes in
                           Shareholders' Equity for the Three Month
                           Period Ended December 31, 1997 (Unaudited)               5

                           Consolidated Statements of Cash Flows
                           for the Three Month Periods Ended
                           December 31, 1997 and 1996 (Unaudited)                   6

                           Notes to Consolidated Financial Statements               7

          Item 2  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations          8-9

Part II.  OTHER INFORMATION                                                     10-11

          Signature Page                                                           12

          EXHIBIT INDEX                                                            13

          Financial Data Schedule

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS



                                                     December 31, September 30,
                                                        1997            1997
                                                      --------       --------
Current assets:
   Cash and cash equivalents                          $ 28,414       $ 18,951
   Accounts receivable, net                             28,845         21,711
   Income taxes receivable                               5,219          6,176
   Merchandise inventories                             145,828        117,768
   Prepaid expenses                                      8,002          6,716
                                                      --------       --------
      Total current assets                             216,308        171,322

Property and equipment                                 124,663        120,121
Less accumulated depreciation and amortization          60,560         57,968
                                                      --------       --------
Property and equipment, net                             64,103         62,153

Other assets                                             2,108          2,587
                                                      --------       --------
Total assets                                          $282,519       $236,062
                                                      ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                   $103,647       $ 75,517
   Accrued expenses and other liabilities:
      Payroll                                           15,797         13,434
      Sales taxes                                       10,625          5,226
      Other                                             31,876         23,781
                                                      --------       --------
          Total current liabilities                    161,945        117,958

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 13,810,310 shares
      at December 31 and September 30                       14             14
   Additional paid-in capital                           62,383         62,316
   Retained earnings                                    58,177         55,774
                                                      --------       --------
      Total shareholders' equity                       120,574        118,104
                                                      --------       --------
Total liabilities and shareholders' equity            $282,519       $236,062
                                                      ========       ========




        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)




                                                           Three Months
                                                         Ended December 31,

                                                       1997                1996
                                                     --------           --------
Net sales                                            $290,303           $286,565
Cost of sales                                         218,682            214,870
                                                     --------           --------

Gross profit                                           71,621             71,695

Selling, general and
   Administrative expenses                             67,567             68,176
                                                     --------           --------

Income from operations                                  4,054              3,519
Interest expense, net                                     253                242
                                                     --------           --------

Income before income taxes                              3,801              3,277

Income taxes                                            1,398              1,311
                                                     --------           --------

Net income                                           $  2,403           $  1,966
                                                     ========           ========

Net income per common share
                Basic:                               $    .18           $    .15
                                                     ========           ========
                Diluted:                             $    .18           $    .15
                                                     ========           ========

Weighted average shares
                Basic:                                 13,719             13,464
                                                     ========           ========
                Diluted:                               13,736             13,465
                                                     ========           ========











        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997
                          (In thousands except share data)
                                   (Unaudited)





                                                     Common Stock            Additional
                                             -------------------------         Paid-in        Retained
                                                Shares          Amount         Capital         Earnings          Total
                                             -----------     -----------     -----------     -----------     -----------
Balance at
   September 30, 1997                         13,810,310     $        14     $    62,316     $    55,774     $   118,104

Issuance of common stock                         196,300             196           1,448                           1,644

Repurchase and retirement of common stock       (196,300)           (196)         (1,381)                         (1,577)

Net income for the three-month period
   Ending December 31, 1997                                                                        2,403           2,403
                                             -----------     -----------     -----------     -----------     -----------
Balance at
   December 31, 1997                          13,810,310     $        14     $    62,383     $    58,177     $   120,574
                                             ===========     ===========     ===========     ===========     ===========














        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                   Three Months Ended December 31,
                                                                  --------                --------
                                                                    1997                    1996
                                                                  --------                --------
Cash Flows from Operating Activities:

Net income                                                        $  2,403                $  1,966
                                                                  --------                --------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                  2,592                   2,421

      Change in assets and liabilities:
      Accounts receivable                                           (7,134)                (11,699)
      Income taxes receivable                                          957                   2,408
      Merchandise inventories                                      (28,060)                (31,998)
      Prepaid expenses and other assets                               (807)                   (932)
      Accounts payable                                              28,130                  24,476
      Accrued expenses and other liabilities                        15,857                  23,632
                                                                  --------                --------
      Total adjustments                                             11,535                   8,308
                                                                  --------                --------

Net cash provided by operating activities                           13,938                  10,274
                                                                  --------                --------

Cash Flows from Investing Activities:
   Capital expenditures - net of proceeds from
   sale of assets                                                   (4,542)                    864
                                                                  --------                --------

Net cash provided by (used in) investing activities                 (4,542)                    864
                                                                  --------                --------

Cash Flows from Financing Activities:

   Repurchase and retirement of common stock                        (1,381)                 (1,009)
   Issuance of common stock                                          1,448
                                                                  --------                --------

Net cash provided by (used in) financing activities                     67                  (1,009)
                                                                  --------                --------

Net increase in cash and
   cash equivalents                                                  9,463                  10,129

Cash and cash equivalents at
   beginning of period                                              18,951                  21,965
                                                                  --------                --------

Cash and cash equivalents at
   end of period                                                  $ 28,414                $ 32,094
                                                                  ========                ========






        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2. Net Income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for prior periods have been restated to conform to SFAS 128.

3.       New Accounting Pronouncements:

         SFAF No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, this statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the retained earnings and additional paid in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Management believes this will have no impact on the Company's financial position or results of operations.

         SFAF No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

To the extent forward-looking statements are made in this Form 10-Q, such statements are subject to certain risks and uncertainties, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, and other factors referred to in the Company's 1997 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1997 were $290.3 million, an increase of 1% from sales of $286.6 million for the quarter ended December 31, 1996. During the first quarter of fiscal 1997, comparable store sales increased 1%.

Gross profit as a percentage of net sales was 24.7% for the quarter ended December 31, 1997, as compared to 25.0% for the comparable fiscal 1997 period. The decrease in gross profit percentage resulted primarily from the increased promotional environment in the Home Office categories.

For the quarter ended December 31, 1997, selling, general and administrative expenses were 23.3% of net sales compared to 23.8% for the comparable fiscal 1996 period. The decrease in selling, general and administrative costs as a percentage of sales for the quarter ended December 31, 1997 is primarily due to reductions in general and administrative and advertising expenses and an increase in same store sales.

The effective income tax rate for the quarter ended December 31, 1997 was 36.8% compared with 40.0% for the same period in the prior fiscal year.

Net income for the quarter ended December 31, 1997 was $2.4 million ($0.18 per share) or 0.8% of net sales for the period. These results compare to net income of $2.0 million ($0.15 per share) or 0.7% of net sales for the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had working capital of $54.4 million. Net cash provided by operating activities was $13.9 million for the three months ended December 31, 1997, compared to $10.3 million for the three months ended December 31, 1996. The increase in net cash provided by operating activities was primarily due to a combination of increased net income and a year over year reduction in receivables and inventory.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $4.5 million for the three months ended December 31, 1997, as compared to $0.9 million provided during the same period last year. This increase in cash used in investing activities relates to capital expenditures for remodeling stores to the new Audio/Video Exposition format. The Company continues to identify stores for remodeling to the new Audio/Video Exposition format and plans to renovate four to seven existing locations in calendar 1998. In addition, the Company plans to open three new stores in the Exposition format during calendar 1998.

The Company maintains a revolving line of credit which provides a maximum borrowing level of $75,000,000. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ending December 31, 1997, the Company was in compliance with all covenants under the credit agreement. There were no borrowings outstanding under the credit agreement at December 31, 1997.

The Company expects to fund its working capital requirements and expansion plans with a combination of cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing.

The Company believes that because of competition among manufacturers and technological changes in the consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On July 19,1996, McBride-Newall, Inc. dba Carphones, Inc. and numerous other individuals filed a complaint against the Company and 21 other named defendants entitled McBride-Newall, Inc., et al. v Mobilworks, Inc. et al., San Diego Superior Court Case No. 695897. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business. Plaintiffs seek treble damages under the California antitrust laws. A motion by Defendants to dismiss the case as a sanction for abuse of the discovery process has been denied. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

                           PART II. OTHER INFORMATION




ITEM 2-5 Not Applicable

ITEM 6   Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index included herein on page 2.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOOD GUYS, INC.
                                            --------------------------------
                                            Registrant


 February 13, 1998                          /s/ DENNIS C. CARROLL
--------------------------------            --------------------------------
         Date                               Dennis C. Carroll
                                            Chief Financial Officer

                                EXHIBIT INDEX

                                                                Page

Exhibit 27       Financial Data Schedule
