Form 10-Q
period 1998-03-31
GOOD GUYS INC
filed 1998-05-15
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended            March 31, 1998
                             ------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

               Commission file number       0-14134
                                      -------------------

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

The registrant had 14,081,165 shares of common stock outstanding as of April 30, 1998.

                               THE GOOD GUYS, INC.

                                      INDEX

                                                                   Page
Part I. FINANCIAL INFORMATION

        Item 1  Financial Statements:

                Consolidated Balance Sheets as of
                March 31, 1998 (Unaudited) and
                September 30, 1997 (Unaudited)                       3

                Consolidated Statements of Operations
                for the Three and Six Month Periods Ended
                March 31, 1998 and 1997 (Unaudited)                  4

                Consolidated Statement of Changes in
                Shareholders' Equity for the Six Month
                Period Ended March 31, 1998 (Unaudited)              5

                Consolidated Statements of Cash Flows
                for the Six Month Periods Ended
                March 31, 1998 and 1997 (Unaudited)                  6

                Notes to Consolidated Financial Statements           7

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       8-10

Part II. OTHER INFORMATION                                         11-12

SIGNATURE PAGE                                                      13

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS

                                                                 March 31,    September 30,
                                                                   1998           1997
                                                                 ---------    -------------
Current assets:
   Cash and cash equivalents                                     $  5,228       $ 18,951
   Accounts receivable, net                                        29,291         21,711
   Income taxes receivable                                              0          6,176
   Merchandise inventories                                        145,434        117,768
   Prepaid expenses                                                 6,896          6,716
                                                                 --------       --------
      Total current assets                                        186,849        171,322

Property and equipment                                            127,226        120,121
Less accumulated depreciation and amortization                     63,225         57,968
                                                                 --------       --------
Property and equipment, net                                        64,001         62,153

Other assets                                                        1,338          2,587
                                                                 --------       --------
Total assets                                                     $252,188       $236,062
                                                                 ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $ 86,276       $ 75,517
   Accrued expenses and other liabilities:
      Payroll                                                      12,016         13,434
      Sales taxes                                                   5,602          5,226
      Other                                                        28,737         23,781
                                                                 --------       --------
Total current liabilities                                         132,631        117,958

Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding, 14,015,429 shares and
      13,810,310 shares, respectively                                  14             14
   Additional paid-in capital                                      63,360         62,316
   Retained earnings                                               56,183         55,774
                                                                 --------       --------
      Total shareholders' equity                                  119,557        118,104
                                                                 --------       --------
Total liabilities and shareholders' equity                       $252,188       $236,062
                                                                 ========       ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)



                                       Three Months                   Six Months
                                      Ended March 31,               Ended March 31,
                                  ------------------------      ----------------------
                                    1998           1997           1998         1997
                                    ----           ----           ----         ----
Net sales                         $ 209,062      $ 205,091      $499,365     $ 491,656
Cost of sales                       156,730        153,137       375,412       368,007
                                  ---------      ---------      --------     ---------

Gross profit                         52,332         51,954       123,953       123,649

Selling, general and
   administrative expenses           55,243         57,147       122,810       125,323
                                  ---------      ---------      --------     ---------

Income (loss) from operations        (2,911)        (5,193)        1,143        (1,674)
Interest expense, net                   242            129           495           371
                                  ---------      ---------      --------     ---------

Income (loss) before income
   taxes                             (3,153)        (5,322)          648        (2,045)

Income tax expense (benefit)         (1,159)        (2,040)          239          (729)
                                  ---------      ---------      --------     ---------

Net income (loss)                 $  (1,994)     $  (3,282)     $    409     $  (1,316)
                                  =========      =========      ========     =========

Net income (loss) per common
   share
      Basic:                      $    (.14)     $    (.24)     $    .03     $    (.10)
                                  ---------      ---------      --------     ---------
      Diluted:                    $    (.14)     $    (.24)     $    .03     $    (.10)
                                  ---------      ---------      --------     ---------

Weighted average shares
      Basic:                         13,995         13,616        13,856        13,539
                                  ---------      ---------      --------     ---------
      Diluted:                       13,995         13,616        13,889        13,539
                                  ---------      ---------      --------     ---------









        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 1998
                        (In thousands except share data)
                                   (Unaudited)



                                   Common Stock         Additional
                              ----------------------     paid-in       Retained
                                Shares        Amount     capital       Earnings      Total
                                ------        ------     -------       --------      -----
Balance at
  September 30, 1997           13,810,310      $ 14      $ 62,316      $55,774     $ 118,104


Issuance of common stock          401,419         1         2,425           --         2,426

Repurchase and retirement
  of common stock                (196,300)       (1)       (1,381)          --        (1,382)

Net Income for the
  six-month period
  Ended March 31, 1998                 --        --            --          409           409
                              -----------      ----      --------      -------     ---------

Balance at
  March 31, 1998               14,015,429      $ 14      $ 63,360      $56,183     $ 119,557
                              ===========      ====      ========      =======     =========


















        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended March 31,
                                                              --------------------------
                                                                1998             1997
                                                                ----             ----
Cash Flows from Operating Activities:

Net income (loss)                                             $    409         $ (1,316)
                                                              --------         --------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                              5,258            4,828
      Change in assets and liabilities:
      Accounts receivable                                       (7,580)          (1,168)
      Income taxes receivable                                    6,176            7,148
      Merchandise inventories                                  (27,666)         (13,496)
      Prepaid expenses and other assets                          1,069              (57)
      Accounts payable                                          10,759           (8,835)
      Accrued expenses and other liabilities                     3,914            4,968
                                                              --------         --------
      Total adjustments                                         (8,070)          (6,612)
                                                              --------         --------

Net cash used in operating activities                           (7,661)          (7,928)
                                                              --------         --------

Cash Flows from Investing Activities:
   Capital expenditures                                         (7,106)          (1,469)
                                                              --------         --------

Net cash used in investing activities                           (7,106)          (1,469)
                                                              --------         --------

Cash Flows from Financing Activities:

   Issuance of common stock                                      2,426            1,092
   Repurchase and retirement of common stock                    (1,382)          (1,009)
                                                              --------         --------

Net cash provided by financing activities                        1,044               83
                                                              --------         --------

Net decrease in cash and
   cash equivalents                                            (13,723)          (9,314)

Cash and cash equivalents at
   beginning of period                                          18,951           21,965
                                                              --------         --------

Cash and cash equivalents at
   end of period                                              $  5,228         $ 12,651
                                                              ========         ========




        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

3.      New Accounting Pronouncements:

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, this statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the retained earnings and additional paid in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Management believes this will have no impact on the Company's financial position or results of operations.

        SFAS No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of this statement will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. This statement is effective for fiscal years beginning after December 15, 1997.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 were $209.1 million, an increase of 2% from sales of $205.1 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998, net sales increased 2% to $499.4 million, compared to $491.7 million for the six months ended March 31, 1997. Comparable store sales increased 2% for the quarter and 1% for the six months ended March 31, 1998.

Gross profit as a percentage of net sales was 25.0% for the quarter ended March 31, 1998, as compared to 25.3% for the quarter ended March 31, 1997. For the six months ended March 31, 1998, gross profit as a percentage of sales was 24.8% compared to 25.1% for the six months ended March 31, 1997. The decrease in gross profit was primarily due to shifts in product mix between extended warranties and other product categories.

For the quarter ended March 31, 1998, selling, general and administrative expenses were 26.4% of net sales compared to 27.8% for the quarter ended March 31, 1997. For the six months ended March 31, 1998, selling, general and administrative expenses were 24.6% of net sales as compared to 25.5% of net sales for the six months ended March 31, 1997. The decrease in selling, general and administrative costs as a percentage of sales for the quarter and six months ended March 31, 1998 is primarily due to reductions in general and administrative and advertising expenses and an increase in same store sales.

The effective income tax rate for the quarter and six months ended March 31, 1998 was 36.8% as compared with 38.3% and 35.6% for the quarter and six months ended March 31, 1997, respectively.

The net loss for the quarter ended March 31, 1998 was $2.0 million ($0.14 per share) or 0.9% of net sales for the period. These results compare to a net loss of $3.3 million ($0.24 per share) or 1.6% of net sales for the quarter ended March 31, 1997. For the six months ended March 31, 1998, net income was $409,000 ($0.03 per share) or 0.1% of net sales as compared to a net loss of $1.3 million ($ 0.10 per share) or 0.3% of net sales for the six months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $54.2 million. Net cash used in operating activities was $7.7 million for the six months ended March 31, 1998, compared to $7.9 million for the six months ended March 31, 1997. The decrease in net cash used in operating activities was primarily due to an increase in net income, partially offset by an increase in merchandise inventories.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $7.1 million for the six months ended March 31, 1998, as compared to $1.5 million during the same period last year. This increase in cash used in investing activities primarily relates to the building of new stores and the continued remodeling of existing stores to the new Audio/Video Exposition format. The Company continues to identify stores for remodeling to the new Audio/Video Exposition format and plans to renovate four to seven existing locations in calendar 1998. In addition, the Company plans to open three new stores in the Exposition format during calendar 1998.

The Company maintains a revolving line of credit, which provides a maximum borrowing level of $75,000,000. The credit agreement contains restrictive loan covenants, which if violated could be used as a basis for termination of the agreement. For the quarter ending March 31, 1998, the Company was in compliance with all covenants under the credit agreement. There were no borrowings outstanding under the credit agreement at March 31, 1998.

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

YEAR 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by Mid 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          Not applicable

                           PART II. OTHER INFORMATION


ITEM 1  Legal Proceedings

On July 19, 1996, McBride-Newall, Inc. dba Carphones, Inc. and numerous other individuals filed a complaint against the Company and 21 other named defendants entitled McBride-Newall, Inc., et al. v. Mobilworks, Inc. et al., San Diego Superior Court Case No. 695897. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, alleged a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business. Plaintiffs sought treble damages under the California antitrust laws. The lawsuit has been settled on a basis that is not material to the financial condition of the Company.

On October 31, 1997, Mike Kashri dba Car Phone Express, filed a complaint against the Company and seven other named Defendants entitled Kashri, et at. vs. Los Angeles Cellular Telephone Company, et al., Orange County Superior Court Case No. 786296. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the Orange County area, allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive the Plaintiffs out of business. Plaintiffs seek treble damages under the California Antitrust laws. The Complaint was not served on the Company until April 1, 1998. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.


ITEM 2-3  Not applicable

ITEM 4  Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of The Good Guys, Inc. held on February 13, 1998, 12,691,192 shares were present in person or by proxy out of 13,810,310 outstanding shares on December 19, 1997, the record date. The shareholders voted as follows:

        1.     On nominees for election as Directors of the Corporation:


                                                    Number of Shares
                                               ------------------------
               Nominees                           For          Withheld
               --------                           ---          --------
               Stanley R. Baker                11,634,474      1,175,183
               Robert A. Gunst                 11,612,278      1,197,379
               Russell M. Solomon              11,643,088      1,166,569
               W. Howard Lester                11,648,668      1,160,989
               John E. Martin                  11,650,056      1,159,601
               Horst H. Schulze                11,652,812      1,156,845

        2.     On approval of the Amended and Restated 1994 Stock Incentive
               Plan:

                                                     Number of shares
                                                     ----------------
               For the proposal:                         6,897,126
               Against the proposal:                     3,106,679
               Withheld:                                   315,850
               Non-Votes:                                2,371,537

        3. On Ratification of the appointment of Deloitte & Touche, LLP as independent Certified Public Accountants.

                                                  Number of shares
                                                  ----------------
               For the proposal:                     12,623,169
               Against the proposal:                     37,495
               Withheld:                                 30,528


ITEM 5  Not applicable


ITEM 6  Exhibits and Reports on Form 8-K

        (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GOOD GUYS, INC.
                                        -------------------------------------
                                        Registrant



     May  xx, 1998                      /s/ DENNIS C. CARROLL
-----------------------                 -------------------------------------
        Date                            Dennis C. Carroll
                                        Chief Financial Officer