Form 10-Q
period 1998-06-30
GOOD GUYS INC
filed 1998-08-13
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended            June 30, 1998
                             -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


   Commission file number            0-14134
                          -------------------------------------

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

                                 Yes [X] No [ ]

The registrant had 14,247,718 shares of common stock, outstanding as of July 31, 1998.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX


                                                                                         Page
                                                                                         ----
Part I.  FINANCIAL INFORMATION

         Item 1            Financial Statements:

                           Consolidated Balance Sheets as of
                           June 30, 1998 (Unaudited) and
                           September 30, 1997 (Unaudited)                                 3

                           Consolidated Statements of Operations
                           for the Three and Nine Month Periods Ended
                           June 30, 1998 and 1997 (Unaudited)                             4

                           Consolidated Statement of Changes in
                           Shareholders' Equity for the Nine Month
                           Period Ended June 30, 1998 (Unaudited)                         5

                           Consolidated Statements of Cash Flows
                           for the Nine Month Periods Ended
                           June 30, 1998 and 1997 (Unaudited)                             6

                           Notes to Consolidated Financial Statements                     7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                8-10

Part II.   OTHER INFORMATION                                                             11

SIGNATURE PAGE                                                                           12

EXHIBIT 27.1               Financial Data Schedule                                       13

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS


                                                                       June 30,       September 30,
                                                                         1998              1997
                                                                    -------------     -------------
Current assets:
   Cash and cash equivalents                                        $       8,469     $      18,951
   Accounts receivable, net                                                33,039            21,711
   Income taxes receivable                                                    914             6,176
   Merchandise inventories                                                150,575           117,768
   Prepaid expenses                                                         6,350             6,716
                                                                    -------------     -------------
      Total current assets                                                199,347           171,322

Property and equipment                                                    131,929           120,121
Less accumulated depreciation and amortization                             66,060            57,968
                                                                    -------------     -------------
Property and equipment, net                                                65,869            62,153

Other assets                                                                1,697             2,587
                                                                    -------------     -------------
Total assets                                                        $     266,913     $     236,062
                                                                    =============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $     100,589     $      75,517
   Accrued expenses and other liabilities:
      Payroll                                                               9,580            13,434
      Sales taxes                                                           3,646             5,226
      Other                                                                27,367            23,781
                                                                    -------------     -------------
          Total current liabilities                                       141,182           117,958

Revolving credit debt                                                       7,957                --
Shareholders' equity:
   Preferred stock, $.001 par value;
      Authorized 2,000,000 shares;
      None issued
   Common stock, $.001 par value;
      Authorized 40,000,000 shares;
      Issued and outstanding, 14,116,051 shares and
      13,810,310 shares, respectively                                          14                14
   Additional paid-in capital                                              64,168            62,316
   Retained earnings                                                       53,592            55,774
                                                                    -------------     -------------
      Total shareholders' equity                                          117,774           118,104
                                                                    -------------     -------------
Total liabilities and shareholders' equity                          $     266,913     $     236,062
                                                                    =============     =============


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                               Three Months                           Nine Months
                                              Ended June 30,                         Ended June 30,
                                    ---------------------------------       ---------------------------------
                                         1998               1997                1998                1997
                                    -------------       -------------       -------------       -------------
Net sales                           $     209,057       $     194,834       $     708,422       $     686,490
Cost of sales                             155,792             145,094             531,204             513,101
                                    -------------       -------------       -------------       -------------

Gross profit                               53,265              49,740             177,218             173,389

Selling, general and
   Administrative expenses                 57,103              56,166             179,913             181,489
                                    -------------       -------------       -------------       -------------

Loss from operations                       (3,838)             (6,426)             (2,695)             (8,100)
Interest expense, net                         252                 208                 747                 579
                                    -------------       -------------       -------------       -------------

Loss before income taxes                   (4,090)             (6,634)             (3,442)             (8,679)

Income tax benefit                         (1,499)             (2,488)             (1,260)             (3,217)
                                    -------------       -------------       -------------       -------------

Net loss                            $      (2,591)      $      (4,146)      $      (2,182)      $      (5,462)
                                    =============       =============       =============       =============

Net loss per common share
      Basic:                        $        (.18)      $        (.30)      $        (.16)      $        (.40)
                                    -------------       -------------       -------------       -------------
      Diluted:                      $        (.18)      $        (.30)      $        (.16)      $        (.40)
                                    -------------       -------------       -------------       -------------

Weighted average shares
      Basic:                               14,086              13,620              13,932              13,566
                                    -------------       -------------       -------------       -------------
      Diluted:                             14,086              13,620              13,932              13,566
                                    -------------       -------------       -------------       -------------


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE-MONTH PERIOD ENDED June 30, 1998
                        (In thousands except share data)
                                   (Unaudited)


                                             Common Stock                   Additional
                                             ------------                     paid-in            Retained
                                      Shares              Amount              capital            Earnings              Total
                                   -------------       -------------       -------------       -------------       -------------
Balance at
   September 30, 1997                 13,810,310       $          14       $      62,316       $      55,774       $     118,104

Issuance of common stock                 502,041                   1               3,233                  --               3,234

Repurchase and retirement of
common stock                            (196,300)                 (1)             (1,381)                 --              (1,382)

Net loss for the nine-month
period
   Ended June 30, 1998                        --                  --                  --              (2,182)             (2,182)
                                   -------------       -------------       -------------       -------------       -------------

Balance at
   June 30, 1998                      14,116,051       $          14       $      64,168       $      53,592       $     117,774
                                   =============       =============       =============       =============       =============


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended June 30,
                                                         --------------------------------
                                                             1998               1997
                                                         -------------      -------------
Cash Flows from Operating Activities:

Net loss                                                 $      (2,182)     $      (5,462)
                                                         -------------      -------------

Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:

      Depreciation and amortization                              8,096              7,222

      Change in assets and liabilities:
         Accounts receivable                                   (11,328)               780
         Income tax receivable                                   5,262              5,257
         Merchandise inventories                               (32,807)           (18,763)
         Prepaid expenses and other assets                       1,252                590
         Accounts payable                                       25,072             10,743
         Accrued expenses and other liabilities                 (1,848)            (5,903)
                                                         -------------      -------------
         Total adjustments                                      (6,301)               (74)
                                                         -------------      -------------

Net cash used in operating activities                           (8,483)            (5,536)
                                                         -------------      -------------

Cash Flows from Investing Activities:
   Capital expenditures                                        (11,808)            (3,811)
                                                         -------------      -------------

Net cash used in investing activities                          (11,808)            (3,811)
                                                         -------------      -------------

Cash Flows from Financing Activities:

   Issuance of common stock                                      3,233              1,090
   Repurchase and retirement of common stock                    (1,381)            (1,008)
   Proceeds from borrowings                                      7,957                 --
                                                         -------------      -------------

Net cash provided by financing activities                        9,809                 82
                                                         -------------      -------------

Net decrease in cash and
   cash equivalents                                            (10,482)            (9,265)

Cash and cash equivalents at
   beginning of period                                          18,951             21,965
                                                         -------------      -------------

Cash and cash equivalents at
   end of period                                         $       8,469      $      12,700
                                                         =============      =============


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

3.       New Accounting Pronouncements:

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, this statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the retained earnings and additional paid in capital in the equity section of a statement of financial position. Management believes this will have no impact on the Company's financial position or results of operations. This statement is effective for fiscal years ending September 30, 1999.

         SFAS No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of this statement will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. This statement is effective for fiscal years ending September 30, 1999.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1998 were $209.1 million, an increase of 7% from sales of $194.8 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, net sales increased 3% to $708.4 million, compared to $686.5 million for the nine months ended June 30, 1997. Comparable store sales increased 6% for the quarter and 3% for the nine months ended June 30, 1998.

Gross profit as a percentage of net sales was 25.5% for both the quarter ended June 30, 1998 and for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, gross profit as a percentage of sales was 25.0% compared to 25.3% for the nine months ended June 30, 1997.

For the quarter ended June 30, 1998, selling, general and administrative expenses were 27.3% of net sales compared to 28.8% for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, selling, general and administrative expenses were 25.4% of net sales as compared to 26.5% of net sales for the nine months ended June 30, 1997. The decrease in selling, general and administrative costs as a percentage of sales for the quarter and nine months ended June 30, 1998 is primarily due to reductions in net advertising expenses and an increase in same store sales.

The effective income tax rates for the quarter and nine months ended June 30, 1998 were 36.7% and 36.6%, compared with 37.5% and 37.1% for the quarter and nine months ended June 30, 1997, respectively.

The net loss for the quarter ended June 30, 1998 was $2.6 million ($0.18 per share) or 1.2% of net sales for the period. These results compare to a net loss of $4.1 million ($0.30 per share) or 2.1% of net sales for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, the net loss was $2.2 million ($0.16 per share) or 0.3% of net sales as compared to a net loss of $5.5 million ($ 0.40 per share) or 0.8% of net sales for the nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $58.2 million. Net cash used in operating activities was $8.5 million for the nine months ended June 30, 1998, compared to $5.5 million for the nine months ended June 30, 1997. The increase in net cash used in operating activities was primarily due to an increase in merchandise inventory and accounts receivable, partially offset by an increase in accounts payable and a decrease in the year to date net loss.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $11.8 million for the nine months ended June 30, 1998, as compared to $3.8 million during the same period last year. This increase in cash used in investing activities primarily relates to the building of new stores and the continued remodeling of existing stores to the new Audio/Video Exposition format. The Company continues to identify stores for remodeling to the new Audio/Video Exposition format and plans to renovate four to seven existing locations in calendar 1998. In addition, the Company plans to open three new stores in the Audio/Video Exposition format during calendar 1998.

The Company maintains a revolving line of credit, which provides a maximum borrowing level of $75,000,000. The credit agreement contains restrictive loan covenants, which if violated could be used as a basis for termination of the agreement. For the quarter ending June 30, 1998, the Company was in compliance with all covenants under the credit agreement. There were borrowings of $8.0 million outstanding under the credit agreement at June 30, 1998.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         Not applicable

                           PART II. OTHER INFORMATION


ITEM 1   Legal Proceedings

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

On July 7, 1998, the Company was named as a defendant in a purported class action entitled Cavnar, et al. v National Semiconductor Corp., et al., Case No. 996297, filed in San Francisco County Superior Court. Plaintiffs have named as defendants National Semiconductor Corporation, Cyrix Corporation, Compaq Computer Corporation, and fourteen retailers and wholesalers of personal computers systems, including The Good Guys. Plaintiffs allege that since 1994, the defendants have misrepresented to the public the random access memory (RAM) available for software processing applications on personal computers containing the Cyrix MediaGX(TM) central processing unit (CPU). The case is at an early stage, discovery has not yet commenced, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously. The Company also believes it has meritorious claims for indemnification from the computer manufacturer or manufacturers from which it has purchased personal computer systems that contain the Cyrix MediaGX(TM) (CPU)


ITEM 2-5 Not applicable

ITEM 6   Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOOD GUYS, INC.
                                            -------------------
                                            Registrant



     August 12, 1998                        /s/ DENNIS C. CARROLL
     ---------------                        --------------------------
         Date                               Dennis C. Carroll
                                            Chief Financial Officer

                                 Exhibit Index



Exhibit
  No.                              Description
-------                            -----------
27.1                Financial Data Schedule