Form 10-K
period 1998-09-30
GOOD GUYS INC
filed 1998-12-23
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14134
                              -----------------------------------

                               THE GOOD GUYS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     94-2366177
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

             7000 Marina Boulevard, Brisbane, California 94005-1840
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (650) 615-5000

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $74,698,288 as of December 18, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 18, 1998, there were 14,250,218 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 1998. (Part II of Form 10-K)

        (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 1999 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                     PART I


ITEM 1.   BUSINESS

General

          THE GOOD GUYS! is a leading specialty retailer of consumer electronics products. The Company currently operates 79 stores: In California, 20 stores are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, THE GOOD GUYS! operates nine stores, five stores and four stores, respectively.

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

Information Regarding Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward-looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

          (k) Risks associated with Year 2000 issues.

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

Customer Service

          The Company believes that knowledgeable and friendly sales associates are critical to providing superior customer service. As of September 30, 1998, the Company had over 2,590 highly trained part-time and full-time sales associates. Sales associates are paid under an incentive compensation program with a salary guarantee that is applied against incentives earned. Incentives are based on the gross profit realized, the amount of "repeat" business the sales associate generates, performance against sales goals and peer ranking, which evaluates a number of performance standards. The Company believes this incentive structure creates long-term repeat customers for THE GOOD GUYS!.

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

                                                Year Ended   September 30,
                                               --------------------------------
Category                                       1998          1997          1996
--------                                       ----          ----          ----

Video                                           41%           38%           39%
Audio and cellular phones                       30%           30%           29%
Home office                                     17%           19%           20%
Other (accessories, repair service,
   and premier performance guarantee)           12%           13%           12%
                                               ---           ---           ---
                                               100%          100%          100%
                                               ===           ===           ===

               For the year ended September 30, 1998, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony and for audio and cellular products were, in alphabetical order, AIWA, Sony and Yamaha. The three leading suppliers of home office products were, in alphabetical order, Hewlett Packard, Panasonic, and Sony.

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

Expansion

               The Company has grown from 7 to 79 stores since the end of fiscal 1985 and has expanded its store base at a compound rate of approximately 11% per year over the past five years. In fiscal 1998, The Good Guys! opened an Audio/Video Exposition-enhanced WOW! store in Glendale, California, the third WOW! concept store. The Company in November 1998 and December 1998 opened its fourth and fifth WOW! concept stores as Audio/Video Exposition-Enhanced WOW! stores in Laguna Hills and San Mateo, California (replacing an existing store in San Mateo). In December 1998, the Company also opened a new Audio/Video Exposition store in Palo Alto, California.

               The Company in fiscal 1998 introduced its new Audio/Video Exposition format in its newly remodeled Arden, Concord, Hayward, and Stonestown stores in California, as discussed in the Store Operations section below. In calendar 1999, the Company intends to renovate at least six existing stores to the Audio/Video Exposition concept.

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

               On November 1, 1996, the Company introduced its Audio/Video Exposition store design. The Audio/Video Exposition format provides greater merchandising flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with sales consultants to design system solutions for their homes. The Company expects the Audio/Video Exposition concept to be the cornerstone of its expansion and renovation program. The Company currently has 11 Audio/Video Exposition stores and has identified and is initiating additional store relocations/renovations using that concept.

               The Company opened its third, fourth and fifth WOW! MULTIMEDIA SUPERSTORES in Glendale, Laguna Hills and San Mateo, California in May, November and December of 1998, respectively, all of which incorporate the Audio/Video Exposition format. These concept stores, which are jointly operated with

Tower Records, provide the same full range of consumer electronics offered at all THE GOOD GUYS! stores, as well as a full range of music, video, computer software and magazines offered by Tower Records. THE GOOD GUYS! occupies approximately 32,000 square feet in each of the WOW! stores.

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

Employees

               At September 30, 1998, the Company employed approximately 5,000 persons, of whom 686 were salaried, 1,681 were hourly non-selling associates and 2,590 were salespeople on commission against a minimum guarantee. At September 30, 1998, approximately 285 of its employees were employed in the Company's executive offices; the balance were employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

Trademarks and Service Marks

               The Company has registered the name "THE GOOD GUYS!" as a trademark with the United States Patent and Trademark Office and the State of California. Federal registration of the trademark extends through 2000 and is renewable indefinitely. The Company has registered "THE GOOD GUYS!" as a service mark through 1999, which is renewable indefinitely. The Company's name is an integral part of its advertising and is important to its business. The Company's Federal trademark application for the WOW! trademark has been approved for publication by the U.S. Patent and Trademark Office and it is expected that the registration for the trademark will be issued in early 1999.

ITEM 2.        PROPERTIES

               Of the Company's stores in California, 20 are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, THE GOOD GUYS! operates 9 stores in the State of Washington, 5 stores in Oregon and 4 stores in Nevada. All of the stores are leased under leases that have expiration dates (assuming that lease options are exercised) in years ranging from 1999 to 2033.

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

ITEM 3.        LEGAL PROCEEDINGS

               On July 19, 1996, McBride-Newell, Inc. dba Carphones, Inc. and numerous other individuals and entitled McBride-Newell, Inc., et al. v. Mobilworks, Inc. et al., San Diego Superior Court Case No. 695897. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, alleged a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business. Plaintiffs could treble damages under the California antitrust laws. This case was settled in November 1998 for an amount that is not material to the financial condition of the Company.

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

               The Company was named in July of this year as a defendant in an action entitled Cavnar, et al. v. National Semiconductor Corp., et al., No. 996297, San Francisco Superior Court, along with many other defendants. Plaintiffs' Complaint is styled as a class action and the primary allegation involving the Company is that the Company's advertisements have misrepresented the amount of random access memory in certain computers that is available for programming and processing applications. The Company believes it has meritorious defenses to the claims alleged in the suit as well as meritorious claims for indemnification from the computer manufacturers from which it has purchased personal computers. The Company intends to defend the action, and pursue its indemnification claims, vigorously.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               Not Applicable.

ITEM 4A.       EXECUTIVE OFFICERS OF THE COMPANY

               The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                               Age      Position
----                               ---      --------

Robert A. Gunst                    50       President and Chief Executive Officer

Jayne Spiegelman                   43       Senior Vice President, Merchandising and
                                            Marketing


Dennis C. Carroll                  39       Senior Vice President, Finance and
                                            Administration, Chief Financial Officer and
                                            Secretary

Kevin M. McNeill                   45       Vice President, Sales

Gregory L. Steele                  51       Vice President, Real Estate and
                                            Development

John G. Duken                      38       Vice President, Operations

Cathy A. Stauffer                  39       Vice President, Quality

Brad S. Bramy                      46       Vice President, Advertising

Geradette M. Vaz                   45       Vice President, Human Resources

               All executive officers are elected by and serve at the discretion of the Board of Directors.

               Robert A. Gunst became the President and Chief Operating Officer of the Company in May 1990 and its Chief Executive Officer in January 1993.

               Jayne Spiegelman joined the Company in August 1997 as Vice President of Merchandising and became Senior Vice President, Merchandising and Marketing in May 1998. From 1995 to 1997, Ms. Spiegelman was a Strategy Senior Consultant with Andersen Consulting, serving retail clients worldwide. Prior to joining Andersen Consulting, Ms. Spiegelman served in a variety of senior merchandising management positions at Federated Department Stores and Macy's West.

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

               Cathy A. Stauffer became Vice President, Quality in August 1997. From January 1989 to April 1993, Ms. Stauffer served as Vice President, Advertising of the Company. She returned to the Company as a consultant in January 1997 and was named Vice President, Quality in August 1997.

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

               Geradette M. Vaz has served as Vice President, Human Resources since July 1986.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SECURITY HOLDER MATTERS

               Incorporated by reference from page 24 of the Company's 1998 Annual Report to Shareholders.

ITEM 6.        SELECTED FINANCIAL DATA

               Incorporated by reference from page 13 of the Company's 1998 Annual Report to Shareholders. The following chart details the basic and diluted earnings per share for each of the last five fiscal years:

Net income (loss) per share        1998      1997      1996      1995      1994
                                   -0.64     -0.89     -0.46     1.06      1.06
                                   -0.64     -0.89     -0.46     1.04      1.03

Weighted average shares
  outstanding
  Basic                           14,012    13,676    13,576    13,427    13,164
  Diluted                         14,012    13,676    13,576    13,603    13,434

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Incorporated by reference from pages 10 through 12 of the Company's 1998 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Incorporated by reference from pages 14 through 23 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 1998 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

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


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)1.  FINANCIAL STATEMENTS

                      Included in Part II of this report by incorporation by reference from the 1998 Annual Report to Shareholders:

                              Independent Auditors' Report (page 23 of the 1998 Annual Report to Shareholders)

                              Consolidated statements of operations for each of the three years in the period ended September 30, 1998 (page 15 of the 1998 Annual Report to Shareholders)

                              Consolidated balance sheets as of September 30, 1998 and 1997 (page 14 of the 1998 Annual Report to Shareholders)

                              Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 1998 (page 16 of the 1998 Annual Report to Shareholders)

                              Consolidated statements of cash flows for each of the three years in the period ended September 30, 1998 (page 17 of the 1998 Annual Report to Shareholders)

                              Notes to consolidated financial statements (pages 18 through 22 of the 1998 Annual Report to Shareholders)

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

               (a)3.  EXHIBITS

3.1       Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K
          Report for March 4, 1992; incorporated herein by reference.)

3.2       Bylaws. (Exhibit 3.2 to the Company's Form 8-K Report for March 4,
          1992; incorporated herein by reference.)

10.1      1985 Stock Option Plan, as amended.* (Exhibit 10.1 to the Company's
          Form 10-K Annual Report for the fiscal year ended September 30, 1998;
          incorporated herein by reference.)

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

10.4      Employee Stock Purchase Plan, as amended.* (Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 as filed on November 19,
          1998, registration number 333-67545; incorporated herein by reference).

10.5      Amended and Restated 1994 Stock Incentive Plan.* (Exhibit 10.5 to the
          Company's Form 10-K Annual Report for the fiscal year ended September
          30, 1997; incorporated herein by reference.)

10.6 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc.

--------

   *Compensatory plan or arrangement.

          (Exhibit 10.18 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.7      Form of Operating Agreement, for WOW! Stores between MTS, Inc., dba
          Tower Records/Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit 10.20 to the Company's Form
          10-K Annual Report for the fiscal year ended September 30, 1995;
          incorporated herein by reference.)

10.8      Loan Agreement between the Good Guys-California, Inc. and Wells Fargo
          Bank, National Association, as Agent, dated as of September 29, 1997.
          Exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997; incorporated herein by reference.)

10.9      Letter Agreement with Jayne Spiegelman, dated August 15, 1997.*

13.1      Annual Report to Shareholders for fiscal year ended September 30, 1998
          (pages incorporated by reference).

21.1      List of Subsidiaries.

23.1      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.


            (b)    REPORTS ON FORM 8-K.

            There were no reports on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 1998              THE GOOD GUYS, INC.


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

/s/ ROBERT A. GUNST                   Director, President and                   December 22, 1998
----------------------------          Chief Executive Officer
(Robert A. Gunst)                     (Principal Executive Officer)

/s/ DENNIS C. CARROLL                 Senior Vice President,                    December 22, 1998
----------------------------          Finance and Administration,
(Dennis C. Carroll)                   and Chief Financial Officer
                                      (Principal Financial Officer)

/s/ VANCE SCHRAM                      Controller (Principal                     December 22, 1998
----------------------------          Accounting Officer)
(Vance Schram)

/s/ STANLEY R. BAKER*                 Director                                  December 22, 1998
----------------------------
(Stanley R. Baker)

/s/ RUSSELL M. SOLOMON                Director                                  December 22, 1998
----------------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*                   Director                                  December 22, 1998
----------------------------
(John E. Martin)

/s/ W. HOWARD LESTER*                 Director                                  December 22, 1998
----------------------------
(W. Howard Lester)

/s/ HORST H. SCHULZE*                 Director                                  December 22, 1998
----------------------------
(Horst H. Schulze)

*By /s/ DENNIS C. CARROLL
   -------------------------
     Dennis C. Carroll,
     Attorney-in-Fact

                                      EXHIBIT INDEX


3.1       Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K
          Report for March 4, 1992; incorporated herein by reference.)

3.2       Bylaws. (Exhibit 3.2 to the Company's Form 8-K Report for March 4,
          1992; incorporated herein by reference.)

10.1      1985 Stock Option Plan, as amended. (Exhibit 10.1 to the Company's
          Form 10-K Annual Report for the fiscal year ended September 30, 1998;
          incorporated herein by reference.)

10.2      Form of Nonqualified Stock Option Agreements. (Exhibit 4.3 to the
          Company's Registration Statement on Form S-8 as filed on January 28,
          1991, registration number 33-38749; incorporated herein by reference.)

10.3      Letter Agreement with Robert A. Gunst, dated March 30, 1990. (Exhibit
          10.14 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1990; incorporated herein by reference.)

10.4      Employee Stock Purchase Plan, as amended. (Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 as filed on November 19,
          1998, registration number 333-67545; incorporated herein by reference).

10.5      Amended and Restated 1994 Stock Incentive Plan. (Exhibit 10.5 to the
          Company's Form 10-K Annual Report for the fiscal year ended September
          30, 1997; incorporated herein by reference.)

10.6 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc.
          (Exhibit 10.18 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

10.7      Form of Operating Agreement, for WOW! Stores between MTS, Inc., dba
          Tower Records/Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit 10.20 to the Company's Form
          10-K Annual Report for the fiscal year ended September 30, 1995;
          incorporated herein by reference.)

10.8      Loan Agreement between the Good Guys-California, Inc. and Wells Fargo
          Bank, National Association, as Agent, dated as of September 29, 1997.
          Exhibit 10.8 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1997; incorporated herein by reference.)

10.9      Letter Agreement with Jayne Spiegelman, dated August 15, 1997.

13.1      Annual Report to Shareholders for fiscal year ended September 30, 1998
          (pages incorporated by reference).

21.1      List of Subsidiaries.


23.1      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.