Form 10-Q
period 1998-12-31
GOOD GUYS INC
filed 1999-02-16
CIK 785931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission file number 0-14134

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

                             Yes  [X]             No  [ ]

The registrant had 14,483,201 shares of common stock, outstanding as of January 31, 1999.

                       THE GOOD GUYS, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page
Part I.  FINANCIAL INFORMATION

         Item 1       Financial Statements:

                      Consolidated Balance Sheets as of
                      December 31, 1998 and
                      September 30, 1998 (Unaudited)                       3

                      Consolidated Statements of Operations
                      for the Three Month Period Ended
                      December 31, 1998 and 1997 (Unaudited)               4

                      Consolidated Statement of Changes in
                      Shareholders' Equity for the Three Month
                      Period Ended December 31, 1998 (Unaudited)           5

                      Consolidated Statements of Cash Flows
                      for the Three Month Period Ended
                      December 31, 1998 and 1997 (Unaudited)               6

                      Notes to Consolidated Financial Statements           7

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     7-10

Part II. OTHER INFORMATION                                             10-11

SIGNATURE PAGE                                                            11

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                     ASSETS

                                                      December 31,    September 30,
                                                          1998            1998
                                                      ------------    -------------
Current assets:
   Cash and cash equivalents                            $ 13,228        $  3,051
   Accounts receivable, net                               34,282          26,653
   Merchandise inventories                               148,295         135,072
   Prepaid expenses                                        6,379           6,445
                                                        --------        --------
      Total current assets                               202,184         171,221
                                                        --------        --------

Property and equipment                                   139,135         135,786
Less accumulated depreciation and amortization            66,538          63,570
                                                        --------        --------
Property and equipment, net                               72,597          72,216

Other assets                                               6,376           7,421
                                                        --------        --------
Total assets                                            $281,157        $250,858
                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $111,448        $ 96,517
   Accrued expenses and other liabilities:
      Payroll                                             14,379          10,630
      Sales taxes                                         10,890           5,940
      Other                                               30,781          25,764
                                                        --------        --------
          Total current liabilities                      167,498         138,851
                                                        --------        --------
Shareholders' equity:
   Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      none issued
   Common stock, $.001 par value;
      authorized 40,000,000 shares;
      issued and outstanding,14,250,218 shares
      at December 31 and September 30                         14              14
   Additional paid-in capital                             65,152          65,152
   Retained earnings                                      48,493          46,841
                                                        --------        --------
      Total shareholders' equity                         113,659         112,007
                                                        --------        --------
Total liabilities and shareholders' equity              $281,157        $250,858
                                                        ========        ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months
                                                          Ended December 31,
                                                    ---------------------------
                                                      1998                1997
                                                    --------            --------
Net sales                                           $294,098            $290,303
Cost of sales                                        222,648             218,682
                                                    --------            --------

Gross profit                                          71,450              71,621

Selling, general and
   Administrative expenses                            68,258              67,567
                                                    --------            --------

Income from operations                                 3,192               4,054
Interest expense, net                                    588                 253
                                                    --------            --------

Income before income taxes                             2,604               3,801

Income taxes                                             952               1,398
                                                    --------            --------

Net income                                          $  1,652            $  2,403
                                                    ========            ========

Net income per common share
      Basic:                                        $    .12            $    .18
                                                    ========            ========
      Diluted:                                      $    .12            $    .18
                                                    ========            ========

Weighted average shares
      Basic:                                          14,250              13,719
                                                    ========            ========
      Diluted:                                        14,250              13,736
                                                    ========            ========


        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998
                        (In thousands, except share data)
                                   (Unaudited)


                                          Common Stock        Additional
                                      ----------------------    paid-in    Retained
                                        Shares       Amount     capital    Earnings      Total
                                      ----------     ------   ----------   --------     --------
Balance at
  September 30, 1998                  14,250,218     $   14     $65,152     $46,841     $112,007

Net income for the three-month
  period ending December 31, 1998                                             1,652        1,652
                                      ----------     ------     -------     -------     --------
Balance at
   December 31, 1998                  14,250,218     $   14     $65,152     $48,493     $113,659
                                      ==========     ======     =======     =======     ========




        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                    -----------------------
                                                      1998          1997
                                                    --------      --------
Cash Flows from Operating Activities:

Net income                                          $  1,652      $  2,403
                                                    --------      --------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                    2,968         2,592

      Change in assets and liabilities:
      Accounts receivable                             (7,629)       (7,134)
      Income taxes receivable                             --           957
      Merchandise inventories                        (13,223)      (28,060)
      Prepaid expenses and other assets                1,111          (807)
      Accounts payable                                14,931        28,130
      Accrued expenses and other liabilities          13,716        15,857
                                                    --------      --------
      Total adjustments                               11,874        11,535
                                                    --------      --------

Net cash provided by operating activities             13,526        13,938
                                                    --------      --------

Cash Flows from Financing Activities:

  Capital expenditures                                (3,349)       (4,542)

Net cash used in investing activities                 (3,349)       (4,542)
                                                    --------      --------

Cash Flows from Financing Activities:

   Repurchase and retirement of common stock              --        (1,381)
   Issuance of common stock                               --         1,448
                                                    --------      --------

Net cash provided by financing activities                 --            67
                                                    --------      --------

Net increase in cash and
   cash equivalents                                   10,177         9,463

Cash and cash equivalents at
   beginning of period                                 3,051        18,951
                                                    --------      --------

Cash and cash equivalents at
   end of period                                    $ 13,228      $ 28,414
                                                    ========      ========



        The accompanying notes are an integral part of these statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information contained therein. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


2. Net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 1998 and 1997, there were certain stock options outstanding that were excluded from the computation of earnings per share, because their exercise prices exceeded the average market price for the periods presented.

3. On November 12, 1998, the Company re-priced all employee stock options to $5.0938, the closing market price at that date.


Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

To the extent forward-looking statements are made in this Form 10-Q, such statements are subject to certain risks and uncertainties, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, and other factors referred to in the Company's 1998 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1998 were $294.1 million, an increase of 1% from sales of $290.3 million for the quarter ended December 31, 1997. During the first quarter of fiscal 1999, comparable store sales decreased 2%. Sales of new digital technologies, such as DVD, camcorders, audio components and digital television were strong, but these sales gains were more than offset by sluggish sales in the more commodity oriented categories of home office, small screen television, portable audio and stereo systems. The 1% increase in overall sales was primarily attributable to three new stores, which generated approximately $7.8 million in sales for the quarter ended December 31, 1998. As a percent of net sales, Premier Performance Guarantee contracts were 4.4% for the quarter ended December 31, 1998, compared to 5.0% for the same period last year.

Gross profit as a percentage of net sales was 24.3% for the quarter ended December 31, 1998, as compared to 24.7% for the comparable fiscal 1998 period. The decrease in gross profit percentage resulted primarily from the reduction in the sales mix of the higher margin Premier Performance Guarantee contracts.

For the quarter ended December 31, 1998, selling, general and administrative expenses were 23.2% of net sales compared to 23.3% for the comparable fiscal 1998 period. The decrease in selling, general and administrative costs as a percentage of sales for the quarter ended December 31, 1998 is primarily due to reductions in general and administrative and advertising expenses as a percentage of sales.

The effective income tax rate for the quarter ended December 31, 1998 was 36.6% compared with 36.8% for the same period in the prior fiscal year.

Net income for the quarter ended December 31, 1998 was $1.7 million ($0.12 per share) or 0.6% of net sales for the period. These results compare to net income of $2.4 million ($0.18 per share) or 0.8% of net sales for the same period in fiscal 1998.

The Company continues to focus on quality execution to enhance customer satisfaction, incorporation of the Audio/Video Exposition format in all new and many existing stores, and the introduction of new technologies. By focusing on these three areas, the Company expects to return to profitability and earnings per share growth. However, the return to profitability is contingent on many factors, including, but not limited to the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing Merchandise, and economic conditions in the regions in which our stores are located.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of $34.7 million. Net cash provided by operating activities was $13.5 million for the three months ended December 31, 1998, compared to $13.9 million for the three months ended December 31, 1997. The decrease in net cash provided by operating activities was primarily due to a decreased net income.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $3.3 million for the three months ended December 31, 1998, as compared to $4.5 million provided during the same period last year. During the first quarter ending December 31, 1998, the Company opened its fourth and fifth WOW! concept stores as Audio/Video Exposition-Enhanced WOW! stores, one of which replaced an existing store. The Company also opened two new stores in the Audio/Video Exposition format. In fiscal 1999, the Company intends to renovate at least six existing stores to the Audio/Video Exposition format at a net cost estimated at approximately $7.8 million.

The Company maintains a revolving credit agreement, which allows borrowings of up to $75,000,000. The agreement requires maintenance of certain financial loan covenants, including minimum tangible net worth, restrictions on capital expenditures and prohibits payment of cash dividends, which, if violated, could be used as a basis for termination of the agreement. The line of credit is secured by the Company's assets. For the quarter ending December 31, 1998, the Company was in compliance with all covenants under the credit agreement. The credit line also includes a standby letter of credit facility. There were no borrowings outstanding under the line of credit and $1,000,000 of the commitment was reserved under the letter of credit facility at December 31, 1998.

The Company expects to fund its working capital requirements and expansion plans, including remodels and relocations, with a combination of cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing.

The Company believes that because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

YEAR 2000 COMPLIANCE

As used by the Company, "Year 2000 compliance" means that the Operating Systems
(OS), Data Base Systems, Application or Business Systems have been reviewed to confirm that they store, process (including sorting and performing mathematical operations), input, and output data containing date information correctly, regardless of whether the data contains dates before, on or after January 1, 2000.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company anticipates that all testing will be concluded on or about September 30, 1999.

In addition, the Company is seeking assurances from vendors, suppliers and other third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Currently, the Company is unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 issues of third parties who do business with the Company. There can be no assurance that other entities will achieve timely Year 2000 compliance. If they do not, Year 2000 problems could have a material impact on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to a supplier's failure to resolve its Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material impact on the Company's operations.

The Company estimates that the total cost of achieving Year 2000 Compliance will be in the range of $2,500,000 to $3,500,000 of which $1,963,000 was spent through Sept. 30, 1998. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans. The Company, however, does not anticipate that these costs will be material to its financial position or results of operations in any given year.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 1996, McBride-Newell, Inc. dba Carphones, Inc. and numerous other individuals and entitled McBride-Newell, Inc., et al. v. Mobilworks, Inc., et al., San Diego Superior Court Case No. 695897. Plaintiffs, who are small agents of the cellular service providers offering cellular telephone products and service in the San Diego area, alleged a conspiracy to sell cellular telephone equipment below cost with the intent to drive the plaintiffs out of business. This case was settled in November 1998 for an amount that is not material to the financial condition, results of operations or liquidity of the Company.

On or about July 22, 1996, Jo Quattrini dba Sand Canyon Cellular and numerous other individuals and entities filed a complaint against the Company and 20 other named defendants entitled Quattrini, et al. v. Pana-Pacific Corp., et al., Orange County Superior Court Case No. 766649. Plaintiffs, who are small agents or subagents of the cellular service providers offering cellular telephone products and service in the Orange County area, allege a conspiracy to sell cellular telephone equipment below cost with the intent to drive plaintiffs out of business. Plaintiffs seek treble damages under the California antitrust laws. The Company believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously and does not believe that the outcome will be material to the financial condition, results of operation or liquidity of the Company.

The Company was named in July of this year as defendant in an action entitled Cavnar, et al. v. National Semiconductor Corp., et al., No. 996297, San Francisco Superior Court, along with many other defendants. Plaintiffs' Complaint is styled as a class action and the primary allegation involving the Company is that the Company's advertisements have misrepresented the amount of random access memory in certain computers that is available for programming and processing applications. The Company, along with several of the other retailer defendants, filed demurrers to several of the Plaintiffs' causes of action, which were granted without leave to amend. Two claims remain. The Company believes it has claims for meritorious indemnification from the computer manufacturers from which it has purchased personal computers. The Company intends to defend the action and pursue its indemnification claims vigorously and does not believe that the outcome will be material to the financial condition, results of operations or liquidity of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 10.10 Amendment to Loan Agreement, dated as of January 1, 1999, between Wells Fargo and the Company.

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GOOD GUYS, INC.
                                    Registrant



 February 12, 1999                  /s/ DENNIS C. CARROLL
 ------------------                 -------------------------
        Date                        Dennis C. Carroll
                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
Exhibit 10.16        Amendment to Loan Agreement, dated as of
                     January 1, 1999, between Wells Fargo and the Company.

Exhibit 27           Financial Data Schedule