Form 10-Q
period 1999-03-31
GOOD GUYS INC
filed 1999-05-14
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


                         Commission File Number: 0-14134


                               THE GOOD GUYS, INC.
             (exact name of registrant as specified in its charter)



               Delaware                               94-2366177
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


                                7000 Marina Blvd.
                             Brisbane, CA 94005-1840
                    (Address of principal executive offices)

                                 (650) 615-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No




                 CLASS                      OUTSTANDING AS OF April 30, 1999
             ------------                   --------------------------------
             Common Stock                              14,532,350

                               THE GOOD GUYS, INC.

                                      INDEX



                                                                            Page
                                                                            ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Balance Sheets -
                March 31, 1999 and September 30, 1998                         3

          Consolidated Statements of Operations -
               Three and six month periods ended March 31, 1999 and 1998      4

          Consolidated Statement of Changes in Shareholders' Equity -
               Six month period ended March 31, 1999                          5

          Consolidated Statements of Cash Flows -
               Six month periods ended March 31, 1999 and 1998                6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             March 31,     September 30,
                                                               1999            1998
                                                             --------      -------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $  3,124        $  3,051
     Accounts receivable, net                                  26,184          26,653
     Merchandise inventories                                  147,596         135,072
     Prepaid expenses                                           6,530           6,445
                                                             --------        --------
         Total current assets                                 183,434         171,221

PROPERTY AND EQUIPMENT:
     Leasehold improvements                                    68,483          63,818
     Furniture, fixtures and equipment                         67,334          59,284
     Construction in progress                                   8,613          12,684
                                                             --------        --------
     Total property and equipment                             144,430         135,786
     Less accumulated depreciation and amortization            67,978          63,570
                                                             --------        --------
     Property and equipment, net                               76,452          72,216

OTHER ASSETS                                                    7,283           7,421
                                                             --------        --------
           Total Assets                                      $267,169        $250,858
                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $ 92,205        $ 96,517
     Accrued expenses and other liabilities:
           Accrued payroll                                     10,757          10,630
           Sales taxes payable                                  5,806           5,940
           Other                                               21,359          25,764
                                                             --------        --------
     Total current liabilities                                130,127         138,851

LOAN PAYABLE, NONCURRENT                                       29,305              --

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value:
           Authorized - 2,000,000 shares
           Issued -none                                            --              --
     Capital stock, $.001 par value
           Authorized -40,000,000 shares
           Issued and outstanding -14,532,350 and
           14,250,218 shares, respectively                         15              14
     Additional paid-in-capital                                66,475          65,152
     Retained earnings                                         41,247          46,841
                                                             --------        --------
           Total shareholders' equity                         107,737         112,007
                                                             --------        --------
           Total liabilities and Shareholders' Equity        $267,169        $250,858
                                                             ========        ========



   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                          March 31,                       March 31,
                                                  -------------------------       -------------------------
                                                    1999            1998            1999             1998
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 219,099       $ 209,062       $ 513,199       $ 499,365
Cost of sales                                       167,156         156,730         389,806         375,412
                                                  ---------       ---------       ---------       ---------
Gross profit                                         51,943          52,332         123,393         123,953
Selling, general and administrative expenses         59,475          55,243         127,733         122,810
                                                  ---------       ---------       ---------       ---------
Income (loss) from operations                        (7,532)         (2,911)         (4,340)          1,143
Interest expense, net                                   666             242           1,254             495
                                                  ---------       ---------       ---------       ---------
Income (loss) before income taxes                    (8,198)         (3,153)         (5,594)            648
Income tax expense (benefit)                           (952)         (1,159)              0             239
                                                  ---------       ---------       ---------       ---------
         Net income (loss)                        $  (7,246)      $  (1,994)      $  (5,594)      $     409
                                                  =========       =========       =========       =========

Net income (loss) per common share
              Basic                               $   (0.50)      $    (.14)      $   (0.39)      $     .03
                                                  =========       =========       =========       =========
              Diluted                             $   (0.50)      $    (.14)      $   (0.39)      $     .03
                                                  =========       =========       =========       =========

Weighted average shares
              Basic                                  14,508          13,995          14,378          13,856
                                                  =========       =========       =========       =========
              Diluted                                14,508          13,995          14,378          13,889
                                                  =========       =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 1999
                        (In thousands except share data)
                                   (Unaudited)



                                               Common Stock                Additional
                                       -----------------------------         Paid-in         Retained
                                          Shares           Amount            Capital         Earnings           Total
                                       -----------       -----------       -----------      -----------      -----------
Balance at September 30, 1998           14,250,218       $        14       $    65,152      $    46,841      $   112,007

Issuance of common stock                   282,132                 1             1,323                             1,324
Net loss for the six-month period
     ended March 31, 1999                                                                        (5,594)          (5,594)
                                       -----------       -----------       -----------      -----------      -----------
Balance at March 31, 1999               14,532,350       $        15       $    66,475      $    41,247      $   107,737
                                       ===========       ===========       ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Cash Flows from Operating Activities:

     Net income (loss)                                             $ (5,594)      $    409
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
           Depreciation and amortization                              6,209          5,258
           Early retirement of assets                                   702             --
           Changes in assets and liabilities:
           Accounts receivable                                          469         (7,580)
           Income taxes receivable                                                   6,176
           Merchandise inventories                                  (12,524)       (27,666)
           Prepaid expenses and other assets                             53          1,069
           Accounts payable                                          (4,312)        10,759
           Accrued expenses and other liabilities                    (4,412)         3,914
                                                                   --------       --------
         Net cash used in operating activities                      (19,409)        (7,661)
                                                                   --------       --------

Cash Flows from Investing Activities:
     Capital expenditures                                           (11,147)        (7,106)
                                                                   --------       --------
          Net cash used in investing activities                     (11,147)        (7,106)
                                                                   --------       --------

Cash Flows from Financing Activities:
     Proceeds from issuance of long-term debt                        29,305             --
     Proceeds from issuance of common stock                           1,324          2,426
     Repurchase and retirement of common stock                           --         (1,382)
                                                                   --------       --------
         Net cash provided by financing activities                   30,629          1,044
                                                                   --------       --------

         Net increase (decrease) in cash and cash equivalents            73        (13,723)

         Cash and cash equivalents at beginning of period             3,051         18,951
                                                                   --------       --------

         Cash and cash equivalents at end of the period            $  3,124       $  5,228
                                                                   ========       ========



   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained therein. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2. Net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. No potential common shares were included in the computation of diluted per-share amounts for the periods presented, during which a loss from operations was recorded, as such potential shares would be anti-dilutive.

3.      In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
        133), "Accounting for Derivative Instruments and Hedging Activities," was issued, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including but not limited to success in finding a new chief executive officer, increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support, changes in the Company's merchandise sales mix, general economic conditions, risks associated with Year 2000 issues, and other factors referred to in the Company's fiscal 1998 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1999 were $219.1 million, an increase of 5% from sales of $209.1 million last year. During the second quarter of fiscal 1999, comparable store sales increased 1% from the same period last year. During the quarter, sales of new digital technologies --- such as DVD, digital television, digital camcorders and audio components --- were relatively strong, but were partially offset by decreased same store dollar sales in older technologies, such as VCR, home office, portable stereo, stereo systems, and traditional photographic equipment. Also negatively impacting same store sales was a decline in the sale of Premier Performance Guarantee contracts from 5.1% of sales during the second quarter of fiscal 1998 to 4.7% this year.

For the six months ended March 31, 1999, sales increased by 3% to $513.2 million compared to $499.4 million for the six months ended March 31, 1998. Comparable store sales for the first six months of fiscal 1999 were level with the prior year. The increase in net sales was primarily attributable to two new stores that opened during the first quarter of fiscal 1999 and the remodeling of two existing stores into the Audio/Video Exposition format, partially offset by the impact of temporary store closings for remodel into the Expo format during the period. During the first half of 1999, sales of new digital technologies --- such as DVD, audio components, camcorders and digital television --- were strong, but were partially offset by dollar same store sales decreases in VCR, home office, portable audio, traditional photographic equipment and stereo systems. Also negatively impacting same store sales was a decline in the sale of Premier Performance Guarantee contracts from 5.0% of sales during the first six months of fiscal 1998 to 4.5% this year.

The Company's gross profit as a percentage of sales was 23.7% during the second fiscal quarter of 1999, versus 25.0% last year. The decrease in the gross profit percentage resulted primarily from more promotional pricing, lower year-over-year sales of Premier Performance Guarantee contracts, higher credit card promotional expenses, and higher inventory shrinkage.

For the first half of fiscal 1999, the Company's gross profit as a percentage of sales was 24.0%, versus 24.8% last year. The decreased gross profit percentage in 1999 was primarily the result of lower year-over-year sales of Premier Performance Guarantee contracts, higher credit card promotional expenses, and higher inventory shrinkage.

Selling, general and administrative expense increased by $4.2 million and $4.9 in the second quarter and first six months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998. Selling, general and administrative expenses were 27.1% and 24.9% of net sales in the second quarter and first six months of fiscal 1999, respectively, compared to 26.4% and 24.6% of net sales in the corresponding periods of fiscal 1998. The increase in selling, general and administrative expenses is primarily due to more stores in operation and the pre-opening costs relating to the Company's Audio/Video Exposition remodeling program, partially offset by lower net advertising expenses.

Interest expense increased by $0.4 million and $0.8 million in the second quarter and first six months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998. This increase was due to higher levels of borrowings in the current fiscal year, primarily to finance the build-out of new and remodeled stores, which the Company expects will continue for the balance of the year.

The Company's effective tax benefit was 11.6% and 0% for the second quarter and first six months of fiscal 1999, respectively, compared to a tax benefit of 36.8% and tax rate of 36.9% for the corresponding periods in fiscal 1998. The change in the effective tax rate for the second quarter of 1999 is due to the fact that the Company has now used all of the loss carrybacks available from previous fiscal years.

As a result of the factors discussed above, the net loss in the second quarter of fiscal 1999 was $7.2 million, compared to $2.0 million in the same period in fiscal 1998; and diluted earnings per share were $(0.50) and $(0.14), respectively. The net loss for the first six months of fiscal 1999 was $5.6 million, compared to net income of $0.4 million in the same period in fiscal 1998; and the diluted loss/earnings per share was $(0.39) and $0.03, respectively.

The Company continues to focus on quality execution to enhance customer satisfaction and competitive differentiation. Over the past quarter, it has also taken steps to lower its store operating cost structure, enhance its advertising tactics, refine the merchandising and presentation of existing product lines, and introduce new product lines and technologies into its mix. By focusing on these and other key initiatives, the Company expects to make progress towards attaining profitability. However, the return to profitability is contingent on many factors, including but not limited to the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, and economic conditions in the regions in which our stores are located.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of $53.3 million, and the Company's cash and cash equivalents were $3.1 million, similar to September 30, 1998. Net cash used in operating activities was $19.4 million for the six months ended March 31, 1999, compared to $7.7 million for the six months ended March 31, 1998. The decrease in net cash provided by operating activities for the first six months of fiscal 1999 was primarily due to increased inventory levels from September 30, 1999 and decreased net income.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $11.1 million for the six months ended March 31, 1999, as compared to $7.1 million for the six months ended March 31, 1998. During the first quarter of fiscal 1999, the Company opened two Audio/Video Exposition-Enhanced WOW! stores, one of which replaced an existing store. The Company also opened two new stores in the Audio/Video Exposition format during that quarter.

At March 31, 1999, the Company maintained a revolving credit agreement which allowed borrowings of up to $75 million. Effective April 29, 1999, the revolving credit agreement limit was raised to allow borrowings up to $82.5 million. The agreement requires maintenance of certain financial loan covenants, including minimum tangible net worth, restrictions on capital expenditures and prohibits payment of cash dividends, which, if violated, could be used as a basis for termination of the agreement. The revolving credit is secured by the Company's assets. For the six months ended March 31, 1999, the Company was in compliance with all covenants under the credit agreement. The revolving credit also includes a standby letter of credit facility. At March 31, 1999, the Company had borrowings of $29.3 million outstanding under the revolving credit agreement and $16 million of the credit line is reserved for outstanding letters of credit.

The Company expects to fund its working capital requirements and expansion plans, including remodels and relocations, with a combination of cash flows from operations, normal trade credit, and other financing arrangements.

Year 2000 Matters

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

In addition, the Company is seeking assurances from vendors, suppliers and other third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Currently, the Company is unable to assess the likelihood that it will experience significant operational problems due to the unresolved Year 2000 issues of third parties who do business with the Company. There can be no assurance that other entities will achieve timely Year 2000 compliance. If they do not, Year 2000 problems could have a material impact on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to a supplier's failure to resolve its Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material impact on the Company's operations.

The Company estimates that the total cost of achieving Year 2000 compliance will be in the range of $3,000,000 to $3,500,000, of which approximately $2.0 million has been incurred through March 31, 1999. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans. The Company, however, does not anticipate that these costs will be material to its financial position or results of operations in any given year.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that because of competition among manufacturers and technological changes in consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

                               THE GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 22, 1996, Jo Quattrini dba Sand Canyon Cellular and numerous other individuals and entities filed a complaint against the Company and 20 other named defendants entitled Quattrini, et al. v. Pana-Pacific Corp., et al., Orange County Superior Court Case no. 766649. Plaintiffs, who are small agents or subagents of the cellular service providers offering cellular telephone products and service in the Orange County area, alleged a conspiracy to sell cellular telephone equipment below cost with the intent to drive plaintiffs out of business. This case was settled in April 1999 for an amount that was not material to the financial condition, results of operations or liquidity.

The Company was named in July 1998 as defendants in an action entitled Cavnar, et al. v. National Semiconductor Corp., et al., no. 996297, San Francisco Superior Court, along with many other defendants. Plaintiffs' complaint is styled as a class action and the primary allegation involving the Company is that the Company's advertisements have misrepresented the amount of random access memory in certain computers that is available for programming and processing applications. The Company, along with several of the other retailers defendants, filed demurrers to several of the Plaintiffs' causes of action, with were granted without leave to amend. Two claims remain. The Company believes it has meritorious claims for indemnification from the computer manufacturers from which it has purchased personal computers and intends to defend the action and pursue its indemnification claims vigorously. However, the Company, along with other defendants, has engaged in extensive settlement negotiations in order to resolve the litigation. A draft settlement agreement has been prepared, but has not yet been executed by the parties and any final settlement would be subject to court approval. If the suit were to be settled on the basis set forth in the draft settlement agreement, the settlement would not have a material effect on the Company's financial condition, results of operations or liquidity.

On January 13, 1999, the Company was named as a defendant in an action entitled Johnson v. Circuit City Stores, et al., filed in Contra Costa County Superior Court. The primary allegation is that a number of consumer electronics retailers have sold computer hardware and software products that allegedly will not properly process dates after December 31, 1999. Plaintiff claims that the actions of the defendants violate the prohibitions in the California Business and Professions Code on unfair business practices and false and misleading advertising, and seeks injunctive relief, restitution, and attorney's fees. The case is at an early stage, discovery has not yet commenced, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company, however, believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on February 10, 1999, 13,015,793 shares were present in person or by proxy. The matters voted upon and the results of the voting are as follows:

1.      The election of directors.

                                           Votes            Votes
               Name                         For            Withheld
               ----                     ----------         -------
        Stanley R. Baker                12,598,702         531,961
        Robert A. Gunst                 12,504,963         625,700
        Russell M. Solomon              12,595,157         535,506
        W. Howard Lester                12,594,805         535,858
        John E. Martin                  12,594,513         536,150
        Horst H. Schulze                12,584,544         546,119

2. The amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 700,000: 11,030,726 votes in favor, 1,506,308 votes against and 478,759 abstentions.

3. The ratification of selection of Deloitte & Touche LLP as the independent auditors of the Company: 12,899,169 votes in favor, 75,468 votes against and 41,156 abstentions.

Item 5. Other Information

In connection with the resignation of Robert A. Gunst as the Chief Executive Officer of the Company, effective as of June 30, 1999, the Company entered into a severance agreement with Mr. Gunst containing the terms set forth in Exhibit
10.13 to this report.

Item 6. Exhibits and Reports on Form 8-K

        a)      Exhibits

                10.11 Amendment to Loan Agreement, dated as of March 16, 1999, between Wells Fargo and the Company.

                10.12 Amendment to Loan Agreement, dated as of April 29,1999, between Wells Fargo and the Company.


                10.13 Agreement between Robert A. Gunst and the Company, dated as of April 14, 1999.

                27.1    Financial Data Schedule

        b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999, but reports on Form 8-K were filed on April 23,1999 and May 5, 1999 relating to the resignations of officers of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                        THE GOOD GUYS, INC.


Date:  May 13, 1999                     By: /s/ Dennis C. Carroll
       ---------------------------         ------------------------------------
                                           Dennis C. Carroll
                                           Sr. VP, Finance & Administration,
                                           Chief Financial Officer, Secretary
                                           (Principal Financial Officer)

Date:  May 13, 1999                     By: /s/ Vance Schram
       ---------------------------         ------------------------------------
                                           Vance Schram
                                           Controller
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.      Description
----------       -----------

10.11            Third Amendment to Loan Agreement.

10.12            Fourth Amendment To Loan Agreement.

10.13            Employment Resignation Agreement.

27.1             Financial Data Schedule.