Form 10-Q
period 1999-06-30
GOOD GUYS INC
filed 1999-08-16
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         CLASS                     OUTSTANDING AS OF July 31, 1999
         -----                     -------------------------------
         Common Stock                          16,347,333

                               THE GOOD GUYS, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

             Consolidated Balance Sheets -
                   June 30, 1999 and September 30, 1998                                             3

             Consolidated Statements of Operations -
                  Three and nine month periods ended June 30, 1999 and 1998                         4

             Consolidated Statement of Changes in Shareholders' Equity -
                  Nine month period ended June 30, 1999                                             5

             Consolidated Statements of Cash Flows -
                  Nine month periods ended June 30, 1999 and 1998                                   6

             Notes to Consolidated Financial Statements                                             7

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               8

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     12

Item 5.      Other Information                                                                     12

Item 6.      Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                         14

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         June 30,    September 30,
                                                           1999          1998
                                                         --------    -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $ 10,176      $  3,051
     Accounts receivable, net                              23,560        26,653
     Merchandise inventories                              135,697       135,072
     Prepaid expenses                                       7,138         6,445
                                                         --------      --------
         Total current assets                             176,571       171,221

PROPERTY AND EQUIPMENT:
     Leasehold improvements                                71,404        63,818
     Furniture, fixtures and equipment                     70,102        59,284
     Construction in progress                               8,461        12,684
                                                         --------      --------
     Total property and equipment                         149,967       135,786
     Less accumulated depreciation and amortization        69,316        63,570
                                                         --------      --------
     Property and equipment, net                           80,651        72,216

OTHER ASSETS                                                7,162         7,421
                                                         --------      --------
           Total Assets                                  $264,384      $250,858
                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $ 68,486      $ 96,517
     Accrued expenses and other liabilities:
           Accrued payroll                                 10,398        10,630
           Sales taxes payable                              3,052         5,940
           Other                                           22,327        25,764
                                                         --------      --------
     Total current liabilities                            104,263       138,851

REVOLVING CREDIT DEBT                                      55,708            --

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value:
           Authorized - 2,000,000 shares
           Issued -none                                        --            --
     Common stock, $.001 par value
           Authorized -40,000,000 shares
           Issued and outstanding -16,185,237 and
           14,250,218 shares, respectively                     16            14
     Additional paid-in-capital                            71,282        65,152
     Retained earnings                                     33,115        46,841
                                                         --------      --------
           Total shareholders' equity                     104,413       112,007
                                                         --------      --------
Total Liabilities and Shareholders' Equity               $264,384      $250,858
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                           June 30,                           June 30,
                                                  ---------------------------       ---------------------------
                                                     1999             1998             1999             1998
                                                  ----------       ----------       ----------       ----------
Net sales                                         $  210,451       $  209,057       $  723,649       $  708,422
Cost of sales                                        155,811          155,792          545,617          531,204
                                                  ----------       ----------       ----------       ----------
Gross profit                                          54,640           53,265          178,032          177,218
Selling, general and administrative expenses          61,566           57,103          189,299          179,913
                                                  ----------       ----------       ----------       ----------
Income (loss) from operations                         (6,926)          (3,838)         (11,267)          (2,695)
Interest expense, net                                  1,205              252            2,459              747
                                                  ----------       ----------       ----------       ----------
Income (loss) before income taxes                     (8,131)          (4,090)         (13,726)          (3,442)
Income tax expense (benefit)                               0           (1,499)               0           (1,260)
                                                  ----------       ----------       ----------       ----------
   Net income (loss)                              $   (8,131)      $   (2,591)      $  (13,726)      $   (2,182)
                                                  ==========       ==========       ==========       ==========
Net income (loss) per common share
       Basic                                      $    (0.54)      $    (0.18)      $    (0.94)      $    (0.16)
                                                  ==========       ==========       ==========       ==========
       Diluted                                    $    (0.54)      $    (0.18)      $    (0.94)      $    (0.16)
                                                  ==========       ==========       ==========       ==========
Weighted average shares
       Basic                                          15,103           14,086           14,620           13,932
                                                  ==========       ==========       ==========       ==========
       Diluted                                        15,103           14,086           14,620           13,932
                                                  ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 1999
                        (In thousands except share data)
                                   (Unaudited)

                                             Common Stock        Additional
                                        ---------------------     Paid-in       Retained
                                          Shares       Amount     Capital       Earnings          Total
                                        ----------     ------    -----------    --------       ----------
Balance at September 30, 1998           14,250,218      $ 14      $ 65,152      $ 46,841       $  112,007

Issuance of common stock                 1,935,019         2         6,130                          6,132
Net loss for the nine-month period
     ended June 30, 1999                                                         (13,726)         (13,726)
                                        ----------      ----      --------      --------       ----------
Balance at June 30, 1999                16,185,237      $ 16      $ 71,282      $ 33,115       $  104,413
                                        ==========      ====      ========      ========       ==========

The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                          June 30,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Cash Flows from Operating Activities:

     Net income (loss)                                             $(13,726)      $ (2,182)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                              9,751          8,096
           Early retirement of assets                                 1,505             --
           Non-cash stock based compensation                            153            100
           Changes in assets and liabilities:
               Accounts receivable                                    3,093        (11,328)
               Income taxes receivable                                   --          5,262
               Merchandise inventories                                 (625)       (32,807)
               Prepaid expenses and other assets                       (434)         1,252
               Accounts payable                                     (28,031)        25,072
               Accrued expenses and other liabilities                (6,557)        (1,848)
                                                                   --------       --------
         Net cash used in operating activities                      (34,871)        (8,383)
                                                                   --------       --------
Cash Flows from Investing Activities:
     Capital expenditures                                           (19,691)       (11,808)
                                                                   --------       --------
          Net cash used in investing activities                     (19,691)       (11,808)
                                                                   --------       --------
Cash Flows from Financing Activities:
     Proceeds from issuance of long-term debt                        55,708          7,957
     Proceeds from issuance of common stock                           5,979          3,133
     Repurchase and retirement of common stock                           --         (1,381)
                                                                   --------       --------
         Net cash provided by financing activities                   61,687          9,709
                                                                   --------       --------
         Net increase (decrease) in cash and cash equivalents         7,125        (10,482)

         Cash and cash equivalents at beginning of period             3,051         18,951
                                                                   --------       --------
         Cash and cash equivalents at end of the period            $ 10,176       $  8,469
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

2. Net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were excluded or converted into common stock. No potential common shares were included in the computation of diluted per-share amounts for the periods presented, during which a loss from operations was recorded, as such potential shares would be anti-dilutive.

3. Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

4. Related Party Stock Issuance. On June 1, 1999, the Company entered into a Stock Purchase Agreement with Ronald A. Unkefer, the Chairman and Chief Executive Officer of the Company pursuant to which Mr. Unkefer purchased
     1.45 million restricted shares of Company common stock at a price of $4.7 million and received a warrant for 1.435 million shares exercisable over a three year period at a price of $3.39612 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company's merchandise sales mix including discontinued product categories, general economic conditions, risks associated with Year 2000 issues, costs and risks associated with the Company's current restructuring program and other factors referred to in the Company's fiscal 1998 Annual
Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1999 were $210.5 million, an increase of 1% from sales of $209.1 million last year. During the third quarter of fiscal 1999, comparable store sales decreased 2% from the same period last year. During the quarter, sales of new digital technologies --- such as DVD, digital television and digital camcorders --- were relatively strong, but were partially offset by decreases in VCR, stereo systems, portable stereo, and photographic equipment. Also negatively impacting same store sales was a decline in the sale of Premier Performance Guarantee contracts from 5.0% of sales during the third quarter of fiscal 1998 to 4.7% during the third quarter of fiscal 1999

For the nine months ended June 30, 1999, sales increased by 2% to $723.6 million compared to $708.4 million for the nine months ended June 30, 1998. Comparable store sales for the first nine months of fiscal 1999 decreased 1% from the same period last year. The increase in net sales was primarily attributable to two new stores that opened during the first quarter of fiscal 1999 and the remodeling of six existing stores into the Audio/Video Exposition format throughout the year, partially offset by the impact of temporary store closings for remodeling into the Expo format during the period. During the first nine months of 1999, sales of new digital technologies --- such as DVD, audio components, camcorders and digital television --- were strong, but were partially offset by dollar same store sales decreases in sales of VCR, portable stereo, photographic equipment and stereo systems. Also negatively impacting same store sales was a decline in the sale of Premier Performance Guarantee contracts from 5.0% of sales during the first nine months of fiscal 1998 to 4.6% during the first nine months of fiscal 1999.

The Company's gross profit as a percentage of sales was 26.0% during the third fiscal quarter of 1999, compared to 25.5% last year. The increase in the gross profit percentage resulted primarily from an increase in product margins, partially offset by lower year-over-year sales of Premier Performance Guarantee contracts and higher credit card promotional expenses.

For the first nine months of fiscal 1999, the Company's gross profit as a percentage of sales was 24.6%, compared to 25.0% last year. The decreased gross profit percentage in 1999 was primarily the result of lower year-over-year sales of Premier Performance Guarantee contracts, higher credit card promotional expenses, and higher inventory shrinkage.

Selling, general and administrative expense increased by $4.5 million and $9.4 million in the third quarter and first nine months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998. Selling, general and administrative expenses were 29.3% and 26.2% of net sales in the third quarter and first nine months of fiscal 1999, respectively, compared to 27.3% and 25.4% of net sales in the corresponding periods of fiscal 1998. The increase in selling, general and administrative expenses in the third quarter of fiscal 1999 is primarily due to more stores in operation, pre-opening costs relating to the Company's Audio/Video Exposition remodeling program, expenses associated with the departure of the former CEO and lower credits from vendors in advertising. The increase in selling, general and administrative expenses in the first nine months of fiscal 1999 is primarily due to more stores in operation, pre-opening costs relating to the Company's Audio/Video Exposition remodeling program, expenses associated with the departure of the former CEO which were partially offset by increased vendor credits from vendors in advertising.

Interest expense was $1.2 million and $2.5 million in the third quarter and first nine months of fiscal 1999, which represented an increase of $950,000 and $1.7 million, respectively, compared to the corresponding periods in fiscal 1998. This increase was due to higher levels of borrowings in the current fiscal year, primarily to finance the build-out of new, relocated and remodeled stores, which the Company expects to be completed by the end of the fiscal year.

The Company's effective tax benefit was 0% for the third quarter and first nine months of fiscal 1999, respectively, compared to a tax benefit of 36.7% for the corresponding periods in fiscal 1998. The change in the effective tax rate for the third quarter and first nine months of 1999 is due to the fact that the Company has provided a valuation allowance on its deferred income tax benefit generated from 1999 losses.

As a result of the factors discussed above, the net loss in the third quarter of fiscal 1999 was $8.1 million, compared to a $2.6 million loss in the same period in fiscal 1998; and diluted loss per share were $(0.54) and $(0.18), respectively. The net loss for the first nine months of fiscal 1999 was $13.7 million, compared to a net loss of $2.2 million in the same period in fiscal 1998; and the diluted loss per share were $(0.94) and $(0.16), respectively.

On July 26, 1999, the Company announced its business strategy for returning the Company to profitability. To improve the Company's focus and profit margins, computers and home office products will be eliminated from the overall product mix by the end of the fiscal year. Additionally, the Company plans to expand its wireless phone division and create a department that will showcase new technology and Internet-related products and services, including digital cable set top boxes, broadband service and Internet appliances. The Company has outlined plans to significantly reduce general and administrative expenses by streamlining all corporate functions, including operations, management information systems, finance, human resources and merchandising. Under the new structure, two vice presidents have been eliminated, and the real estate department has been consolidated under operations. Also, substantial costs have been reduced in stores and other non-general and administrative areas. In the next fiscal year, the Company is also committed to minimizing capital expenditures, and has placed a moratorium on opening new stores and remodeling or relocating existing stores. The new budget also incorporates increases in advertising and marketing, beginning in the new fiscal year, by more than 20% from current levels.

The Company anticipates there may be substantial restructuring charges in the fourth quarter of this fiscal year as a result of some of the above actions. Although the Company believes that the operating results in the fourth quarter of fiscal year 1999 will not be any better than the third quarter and the results may be somewhat worse, the goal is to return to profitability in the fiscal year beginning October 1999. However, the return to profitability is contingent on many factors, including, but not limited to the successful implementation of its new business strategy, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which the Company's stores are located.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $72.3 million, and the Company's cash and cash equivalents were $10.2 million, an increase of $7.1 million from September 30, 1998. Net cash used in operating activities was $34.9 million for the nine months ended June 30, 1999, compared to $8.4 million for the nine months ended June 30, 1998. The increase in net cash used in operating activities for the first nine months of fiscal 1999 was primarily due to lower accounts payable at September 30, 1998 and increased net loss.

Net cash used in investing activities, which primarily consists of expenditures for stores, distribution facilities and administrative property and equipment, was $19.7 million for the nine months ended June 30, 1999, as compared to $11.8 million for the nine months ended June 30, 1998. During the first nine months of fiscal 1999, the Company opened two new stores, relocated four stores and remodeled two existing stores. This resulted in three additional stores being in the Audio/Video Exposition-Enhanced WOW! format and five additional stores being in the Audio/Video Exposition format.

At June 30, 1999, the Company maintained a revolving credit agreement, which allowed borrowings and letters of credit of up to $82.5 million. The agreement allows borrowing and letters of credit of up to $75.0 million, but for the period April 29, 1999 through July 7, 1999, was amended to raise the amount to $82.5 million. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. The agreement requires maintenance of certain financial loan covenants, including minimum tangible net worth, restrictions on capital expenditures and prohibits payment of cash dividends, which, if violated, could be used as a basis for termination of the agreement. The revolving credit is secured by the Company's assets. For the nine months ended June 30, 1999, the Company was in compliance with all covenants under the credit agreement. The revolving credit also includes a standby letter of credit facility. At June 30, 1999, the Company had borrowings of $55.7 million outstanding under the revolving credit agreement and $16 million of the credit line was reserved for outstanding letters of credit leaving an availability of $6.0 million.

The Company expects to fund its working capital requirements with a combination of cash flows from operations, normal trade credit, and other financing arrangements. Due to the extent to which the Company's credit facility has been used to fund expansion and the effect of operating losses, the Company believes it needs additional credit to assure adequate working capital, particularly for the important fourth calendar quarter. Based on indications of interest received from lenders, the Company believes it will be able to increase the Company's credit facility to $100.0 million and expects to enter into an agreement covering such increase prior to the end of the fiscal year.

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

The Company estimates that the total cost of achieving Year 2000 compliance will be in the range of $3,000,000 to $3,500,000, of which approximately $2.5 million has been incurred through June 30, 1999. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans. The Company, however, does not anticipate that these costs will be material to its financial position or results of operations in any given year.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that because of competition among manufacturers and technological changes in consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

                               THE GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named in July 1998 as a defendant in an action entitled Cavnar, et al. v. National Semiconductor Corp., et al., no. 996297, San Francisco Superior Court, along with many other defendants. Plaintiffs' complaint was styled as a class action and the primary allegation involving the Company was that the Company's advertisements have misrepresented the amount of random access memory in certain computers that is available for programming and processing applications. A settlement agreement has been executed and preliminary approval of the settlement has been granted by the Court. The settlement will not have a material effect on the Company's financial condition, results of operations or liquidity.

On January 13, 1999, the Company was named as a defendant in an action entitled Johnson v. Circuit City Stores, et al., filed in Contra Costa County Superior Court. The primary allegation is that a number of consumer electronics retailers have sold computer hardware and software products that allegedly will not properly process dates after December 31, 1999. Plaintiff claims that the actions of the defendants violate the prohibitions in the California Business and Professions Code on unfair business practices and false and misleading advertising, and seeks injunctive relief, restitution, and attorney's fees. The defendants have removed the case to federal court and the plaintiff has filed a motion to remand the case to state court. Discovery in the case is at an early stage, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company, however, believes it has meritorious defenses to the claims alleged in the lawsuit and intends to defend the action vigorously.

Item 5. Other Information

On June 3, 1999, the Company announced that Ronald A. Unkefer, founder of the good guys!, was rejoining the Company as Chairman and Chief Executive Officer, effective July 1, 1999 and had invested $4.7 million in exchange for restricted common stock in the Company and a warrant for 1.435 million shares exercisable over a three year period at a price of $3.39612 per share.

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

        10.14 Amendment to Loan Agreement, dated as of May 18, 1999, between Wells Fargo and the Company.

        10.15 Stock Purchase Agreement, dated June 1, 1999, between Ronald A. Unkefer and the Company.

        10.16 Employment Agreement, dated June 2, 1999, between Ronald A. Unkefer and the Company.

        10.17 Form of severance agreement entered into with Kevin McNeill, John Duken, Gregory Steele, Cathy Stauffer, Gera Vaz and Brad Bramy in June 1999.

        27.1    Financial Data Schedule

         b) Reports on Form 8-K. Forms 8-K were filed on April 23,1999 and May 5, 1999 relating to the resignations of Robert A. Gunst as Chief Executive Officer and Dennis C. Carroll as Chief Financial Officer of the Company. A Form 8-K was filed on June 9, 1999 relating to the appointment of Ronald A. Unkefer as the new Chairman and Chief Executive Officer and his investment in stock in the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                                            THE GOOD GUYS, INC.

Date:     August 13, 1999                   By: /s/   Paul N. Erickson
       ------------------------                 -------------------------------
                                                Paul N. Erickson
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date:     August 13, 1999                   By: /s/  Vance R. Schram
       ------------------------                 -------------------------------
                                                Vance R. Schram
                                                Controller
                                                (Principal Accounting Officer)

                                EXHIBIT INDEX



        Exhibit                                 Description
        -------                                 -----------

        10.14 Amendment to Loan Agreement, dated as of May 18, 1999, between Wells Fargo and the Company. 10.15 Stock Purchase Agreement, dated June 1, 1999, between Ronald A. Unkefer and the Company.

        10.15 Stock Purchase Agreement, dated June 1, 1999, between Ronald A. Unkefer and the Company.

        10.16 Employment Agreement, dated June 2, 1999, between Ronald A. Unkefer and the Company.

        10.17 Form of severance agreement entered into with Kevin McNeill, John Duken, Gregory Steele, Cathy Stauffer, Gera Vaz and Brad Bramy in June 1999.

        27.1    Financial Data Schedule