Form 10-K
period 1999-09-30
GOOD GUYS INC
filed 1999-12-23
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14134

                       -----------------------------------

                               THE GOOD GUYS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    94-2366177
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

             7000 Marina Boulevard, Brisbane, California 94005-1840
             -------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (650) 615-5000

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $141,554,105 as of December 17, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 17, 1999, there were 19,654,249 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 1999. (Part II of Form 10-K)

      (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 2000 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                     PART I.

ITEM 1.        BUSINESS.

General

               The Good Guys, Inc. was incorporated in California in 1976. On March 4, 1992, the Company changed its state of incorporation from California to Delaware by merging into a wholly owned Delaware subsidiary formed for that purpose. In September 1995, The Good Guys, Inc. transferred substantially all of its assets and liabilities to The Good Guys - California, Inc., its wholly owned operating subsidiary. Unless the context otherwise requires, the terms "Company" or "Good Guys" refers to The Good Guys, Inc., together with its operating subsidiary.

               The Company is a leading specialty retailer of consumer electronics products. The Company currently operates 79 stores: In California, 20 stores are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, the Company operates nine stores, five stores and four stores, respectively.

               On June 30, 1999, Robert A. Gunst resigned as President, Chief Executive Officer and a Director of the Company and on July 1, 1999, Ronald A. Unkefer, the Founder of the Company, became Chairman of the Board and Chief Executive Officer. At the time of Mr. Unkefer's return to the Company, he purchased for $4.7 million in cash 1,450,000 shares of restricted common stock of the Company and received a warrant for 1,435,000 shares exercisable at a price of $3.39612 per share.

               In July 1999, the Company announced its strategy for returning the Company to profitability, which included as key elements the elimination of computers and home office products from the Company's overall product mix, cost reductions, adoption of a new integrated branding and marketing campaign and focus on providing early adopters, product-savvy consumers and middle and upper-income customers a distinctive selection of electronics products and services.

               In August 1999, the Company completed a private placement of 3,250,000 shares of the Company's common stock in exchange for net proceeds of approximately $15,350,000. The purchasers of those shares also received warrants to purchase an additional 1,625,000 shares of common stock at a price of $6.125 per share.

Information Regarding Forward-Looking Statements

               The Private Securities Litigation Reform Act of 1995 provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, are forward-looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations or affect the decision to invest in the Company's securities include, but are not limited to, the following:

               Recent Operating Losses and Restructuring. The Company experienced operating losses for the fiscal years ended September 30, 1998 and September 30, 1999, aggregating approximately $8.9 million and $39.3 million, respectively. Operating results for fiscal 1999 include one-time charges of $9.3 million, primarily related to personnel reduction and inventory and accounts receivable write-offs. Although the Company believes it will be able to successfully implement its turn-around strategy and return to profitability in fiscal 2000, there can be no assurance that it will be able to do so. Failure to return to profitability could have a material adverse effect on the Company's relationships with its vendors and lenders.

               Dependence on Key Personnel. The Company's success depends upon the active involvement of senior management personnel, particularly Ronald Unkefer, the Chairman and Chief Executive Officer. The loss of the full-time services of Ronald Unkefer or other members of senior management could have a material adverse effect on the Company's results of operations and financial condition. Except for an employment contract with Ronald Unkefer and severance agreements with some officers, the Company does not have employment agreements with any members of its senior management team.

               Risks Associated With Competition. The retail consumer electronics industry is highly competitive. The Company competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy. Those competitors sell, among other products, audio and video consumer electronics products similar and may be identical to those the Company sells. Certain of these competitors have substantially greater financial resources than those of the Company. A number of different competitive factors could have a material adverse effect on the Company's results of operations and financial condition, including, but not limited to:

               o   Increased operational efficiencies of competitors;

               o   Competitive pricing strategies;

               o   Expansion by existing competitors;

               o Entry by new competitors into markets in which Good Guys is currently operating; or

               o Adoption by existing competitors of innovative store formats or retail sales methods.

               Seasonal and Quarterly Fluctuations in Sales. Like many retailers, seasonal shopping patterns affect the Company's business. The fourth calendar quarter, which is the Company's first fiscal quarter and which includes the December holiday shopping period, has historically contributed, and is expected to continue to represent, a substantial portion of the Company's operating income for the entire fiscal year. As a result, any factors negatively affecting the Company during such calendar quarter of any year, could have a material adverse effect on results of operations for the entire year. More generally, the Company's quarterly results of operations also may fluctuate based upon such factors as:

               o   Competition;

               o   General regional and national economic conditions;

               o   Consumer trends;

               o   Changes in the Company's product mix;

               o   Timing of promotional events;

               o   New product introductions; and

               o The Company's ability to execute its business strategy effectively.

               Changes In Consumer Demand and Preferences. The Company's success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those the Company offers, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels which generate wide consumer interest stimulate the demand for audio and video consumer electronics products. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products the Good Guys sells would have a materially adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory.

               Dependence on Suppliers. The success of the Company's business and growth strategy depends to a significant degree upon its maintaining a good relationship with our suppliers, particularly brand-name suppliers of stereo and video equipment such as Sony, Mitsubishi, JVC, and Panasonic. The loss of any of these key vendors or our failure to establish and maintain relationships with these or other vendors could have a material adverse effect on its results of operations and financial condition.

               Inventory Purchased from Foreign Vendors. The Company purchases a significant portion of its inventory from overseas vendors, particularly vendors headquartered in Japan. Changes in trade regulations, currency fluctuations or other factors may increase the cost of items purchased from foreign vendors or create shortages of such items, which could in turn have a material adverse effect on the Company's results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate the ability to successfully differentiate the Company from other competitors, thereby resulting in an adverse effect on the Company's sales, margin or competitive position.

               Shares Eligible for Future Sale. As of September 30, 1999, the Company had outstanding stock options and warrants to purchase an aggregate of 5,030,607 shares of common stock at exercise prices ranging from $3.00 to $20.375, of which options and warrants to purchase 2,868,640 shares are exercisable now. The sale of shares covered by such options or warrants by the holders thereof, pursuant to existing registration statements or registration statements filed upon exercise of registration rights given them or pursuant to exemptions from registration could have an adverse effect on the market price for our common stock.

               Year 2000 Compliance. The Company presently believes that with modifications it has made to existing software, as well as conversions it has made to new hardware and software, the Year 2000 issue is not reasonably likely to pose significant operational problems. However, if unforeseen difficulties arise, or if the Company's vendors or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of the Company. In addition, the Company is seeking assurances from vendors, suppliers and other third parties with whom the Company does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. Currently, the Company is unable to assess the unresolved year 2000 issues of third parties who do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance. If they do not, year 2000 problems could have a material impact on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material impact on the Company's operations.

Business Strategy

               The Company's goal is to be the leading specialty retailer of consumer entertainment electronics products in each of its markets. The cornerstones of its business strategy include:

                Merchandising. The Company's merchandising strategy is to provide shoppers with a broad and compelling selection of brand name consumer electronics products, with an emphasis on more fully featured merchandise. Merchandise is offered at competitive prices and backed by a low price guarantee.

               Marketing. The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position it in its markets, and to increase store traffic. Stores are designed to be exciting and easy to shop and are located in high visibility and high traffic commercial areas.

               Differentiated customer service. The Company believes that superior service is an important factor in overall customer satisfaction, and that the Company differentiates itself from other consumer electronics retailers by providing superior service to its shoppers. The Company believes that friendly and knowledgeable sales associates are critical to satisfying customers interested in more fully featured, middle to high-end consumer electronics products. The Company's objective is to generate long-term repeat business from its customers.

                Expansion. Currently, the Company has put a moratorium on opening new stores and remodeling or relocating existing stores. However, when the Company does reinstitute an expansion program, successful expansion will depend on, among other things, the Company's ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company's ability to open new stores quickly in existing markets, to achieve economies of scale in advertising and distribution, and to gain market share from established competitors.

Merchandising

               The Company offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. This selection comprises approximately 3,500 products from over 100 vendors and is intended to cover all of the popular price points within each product category.

               The following table shows the approximate percentage of sales for each major product category for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.

Category                                                1999        1998       1997
-------                                                 ----        ----       ----
Video..........................................          43%         41%       38%
Audio and cellular phones......................          30%         30%       30%
Home office and computers......................          14%         17%       19%
Other (accessories, repair service, and premier          13%         12%       13%
   performance guarantee)......................
         ......................................         100%        100%      100%

               For the year ended September 30, 1999, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony, and for audio and cellular products were, in alphabetical order, Panasonic, Sony and Yamaha. The three leading suppliers of computers and home office products were, in alphabetical order, Compaq, Hewlett Packard, and Sony. The Company made the decision in July 1999 to discontinue the home office category, which included computers, and the discontinuance was completed in September 1999.

               During the fiscal year ended September 30, 1999, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. One of the Company's suppliers, Sony, accounted for more than 10% of its merchandise mix.

               As part of the Company's new strategic initiatives, Good Guys is introducing new technology driven digital products and plans on establishing a distinct area to showcase these new products from various manufacturers.

               With the increasing growth and adoption of the Internet, consumer entertainment electronics retailers are poised to showcase "new" technology for personal applications. As part of the Company's strategy, Good Guys is developing strategic relationships with a number of companies involved with the invention of "cutting edge" digital products. The Company intends to capitalize on leading in the introduction of these new products, such as e-mail terminals, personal communication devices, Internet gaming machines and Internet screen phones.

The Company has introduced high-end furniture to complement its large-screen TV and home theater product offerings. The furniture line primarily emphasizes shelving units which surround the TV and can store the receiver, DVD player, CD's, and other entertainment electronics components which integrate with the home theater. The furniture includes high quality, high style brands, such as Bell'oggetti International and Great American Oak.

Marketing and Advertising

               Good Guys aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position the Company in its markets and drive store traffic. The Company's advertisements promote the Company as an entertainment electronics specialist and emphasize competitive prices, extensive selection, and superior customer service from knowledgeable sales associates.

               To support its marketing strategy, Good Guys promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television and radio advertising. The Company's primary advertising channel is in weekly newspaper advertisements which highlight specific products and their prices and specific financing plans, many times in connection with specific promotions. The Company targets the bulk of these advertisements to run on Fridays and Sundays in order to drive "impulse" weekend purchases. These advertisements include some low-priced products to draw attention, but also emphasizes the Company's more fully featured models and higher-end entertainment electronics products. Also, Good Guys has an active customer database, which is used for targeted mailings of catalogs and other promotional advertisements and materials. The Company's radio and television advertising focus on "image" ads which consist of name recognition advertising emphasizing Good Guys name and its broad and high-quality name brand product selection, its knowledgeable sales force, customer-oriented stores, and competitive prices. The Company believes that its direct mail activities leverage and complement its general media advertising campaigns.

               All of the Company's print and direct mail advertisements are produced and placed by the Company's advertising staff. The Company believes that the use of its own personnel maximizes its control over advertising effectiveness, increases its flexibility, allows quick response to changing market conditions, and enables it to purchase media on advantageous terms. The Company also employs Citron, Haligman, Bedecarre ("Citron"), a successful outside advertising agency that produces and places the Company's radio and television advertisements. Citron was responsible for creating Good Guys new logo and image for the new targeted ad campaigns. This new, upscale logo and image are targeted to high-income, male, higher-end entertainment electronics enthusiasts between the ages of 30 and 50. The Company believes that this new logo and image will further differentiate the Company from Best Buy and Circuit City.

               The Company plans to increase its advertising and marketing budget by more than 20% in the next fiscal year. It has through Citron developed a new integrated branding and marketing campaign designed to convey the Company's commitment to provide early adopters, product-savvy consumers and middle- and upper-income customers with a distinctive selection of entertainment electronics products and services.

Customer Service

               The Company believes that knowledgeable and friendly sales associates are critical to providing superior customer service. As of September 30, 1999, the Company had over 2,470 highly trained part-time and full-time sales associates.

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

               The Company's satisfaction guarantee policy provides that a product generally may be returned within 30 days of purchase for a full refund or an exchange for another product. When purchasing a product from the Company, customers may elect to purchase a Premier Performance Guarantee under which a third party provides extended service coverage beyond the period covered by the manufacturer's warranty.

               All merchandise purchased from the Company and in need of repair may be returned to any of the Company's stores for service. Such merchandise is sent to either a Company-operated or an independent factory authorized repair facility and is returned to the store after repair. The Company has its own regional service facilities, which service all of its stores. The Company also operates car audio and car cellular phone installation facilities at almost all of its locations.

               The majority of the Company's sales are made through credit cards. The Company currently honors MasterCard, VISA, American Express and various other credit cards, as well as the Company's "Preferred Customer Card" issued by an independent third party. Because of the relatively high cost of many of the consumer electronics products sold by the Company, its business could be affected by consumer credit availability.

Expansion

               In fiscal 1999, Good Guys opened or renovated/relocated eight stores to its Audio/Video Exposition or WOW! Audio/Video Exposition format. Pending return to profitability, the Company has canceled all plans for additional store remodeling and new locations.

Store Operations

               The Company's stores range in size from approximately 9,000 to 38,000 square feet. The Company's stores are predominantly located in high visibility, high traffic commercial areas and are open seven days a week, including most holidays.

Stores are designed to be exciting and easy to shop.

               The Company has developed store formats which emphasize mid-to-upscale products. Each store has displays designed to provide the customer with a full spectrum of the Company's products upon entering the store. These displays allow customers to make extensive side-by-side product comparisons. The Company's new stores have substantially larger selling space, providing customers with an uncluttered presentation of the latest technology and featuring multiple demonstration rooms dedicated to home theater and mobile electronics products.

               The Company operates three categories of store formats: the original concept, the Generation 21 format, and the EXPO/WOW! format.

               o Original Concept: The original concept stores sell the full range of Good Guys merchandise, such as television, video and stereo components, car stereos, cameras, tapes, and related accessories. The original concept stores typically range from 15,000 to 20,000 square feet. The Company currently has 37 original concept stores.

               o Generation 21: In fiscal 1995, Good Guys introduced its first Generation 21 stores. These store formats are large and brighter than the original concept stores and feature more interactive displays, easily accessible merchandise, and vibrant graphics. The Generation 21 stores typically range in size from 20,000 to 25,000 square feet. The Company currently has 25 Generation 21 stores.

               o EXPO/WOW!: In November 1996, the Company introduced its EXPO store design. The EXPO format provides greater merchandise flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with sales consultants to design system solutions for their homes. The EXPO stores typically range from 25,000 to 30,000 square feet. The Company currently has 17 EXPO stores.

                  The EXPO/WOW! category of store format includes the Company's two WOW! and three EXPO/WOW! Multimedia Superstores. These concept stores, which are jointly operated with Tower Records, provide the same full range of consumer electronics offered at all Good Guys stores, as well as a full range of music, video, computer software and magazines offered by Tower Records. Good Guys occupies approximately 30,000 square feet in each of the WOW! stores.

               Each store generally has one store manager, at least two to three sales managers and an operations manager. The store manager oversees the store's operations and the sales managers supervise the sales associates. Sales associates are specialized by product category. Sales associates handle all aspects of the customer interface: providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and handling the payment, and bringing the goods from the stockroom to the customer.

               Store operations are overseen by a senior management team, which holds frequent meetings with the store managers. Merchandising and store operation policies for all stores are established by senior management.

Distribution

               The Company operates a 460,000 square foot operations center in Hayward, California. Deliveries are generally made to each store from three to seven days a week depending on the season, as ordered by the Company's automated replenishment system. The Company believes that this frequency of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

Management Information Systems

               The Company's management information system is a distributed, on-line network of computers that links all stores, delivery locations, service centers, credit providers, the distribution facility and the corporate offices into a fully integrated system. Each store has its own system, which allows store management to track sales and inventory at the product, customer or sales associate level. The Company's point of sale system allows the capture of sales data and customer information and allows the tracking of merchandising trends and inventory levels on a daily basis.

Competition

               The business of the Company is highly competitive. The Company competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. To some extent, the Company also competes with drugstores, supermarkets and others that make incidental sales of electronics products. Competitors of the Company include Circuit City, Best Buy, Sears, Montgomery Ward, Target, several smaller electronics chains and independent stores.

               The Company's strategy is to compete by being a value-added retailer, offering a broad selection of top national brand name merchandise sold at competitive prices by a friendly, knowledgeable and motivated team of associates.

Seasonality

               As is the case with many other retailers, the Company's sales are higher during the Christmas season than during other periods of the year. Sales in the Company's first fiscal quarter have previously been between 31% to 33% of the Company's annual sales.

Employees

               At September 30, 1999, the Company employed approximately 4,675 persons, of whom 651 were salaried, 1,554 were hourly non-selling associates and 2,470 were salespeople on commission against a minimum guarantee. At September 30, 1999, approximately 230 of its employees were employed in the Company's executive offices; the balance were employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

ITEM 2.        PROPERTIES.

               Of the Company's stores in California, 20 are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, Good Guys operates 9 stores in the State of Washington, 5 stores in Oregon and 4 stores in Nevada. All of the stores are leased under leases that have expiration dates (assuming that lease options are exercised) in years ranging from 2000 to 2038.

               The Company's operations center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires (assuming that lease options are exercised) in 2011.

               The Company maintains executive offices in Brisbane, California at 7000 Marina Boulevard under a lease, the term of which expires (assuming that lease options are exercised) in 2011.

ITEM 3.        LEGAL PROCEEDINGS.

               On January 13, 1999, the Company was named as a defendant in an action entitled Johnson v. Circuit City Stores, et al., filed in Contra Costa County Superior Court. The primary allegation is that a number of consumer electronics retailers have sold computer hardware and software products that allegedly will not properly process dates after December 31, 1999. Plaintiff claims that the actions of the defendants violate the prohibitions in the California Business and Professionals Code on unfair business practices and false and misleading advertising, and seeks injunctive relief, restitution and attorneys' fees. The defendants have removed the case to federal court and the plaintiff has filed a motion to remand the case to state court. Discovery in the case is at an early stage, and it is too early to be able to express any opinion as to the likely outcome of the matter. The Company, however, believes it has meritorious defenses to the claims alleged in the lawsuit and that the ultimate outcome of this proceeding will not have a material impact on the financial position or results of operations of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

               Not Applicable.

ITEM 4A.       EXECUTIVE OFFICERS OF THE COMPANY.

               The executive officers of the Company and their respective ages and positions with the Company are as follows:


Name                                          Age      Position
----                                          ---      --------
Ronald A. Unkefer                             55       Chairman and Chief Executive Officer

Paul N. Erickson                              64       Chief Financial Officer

Vance R. Schram                               46       Vice President/Finance, Controller and
                                                       Secretary

Cathy A. Stauffer                             40       Vice President, Merchandising

Jonathan K. Wylie                             55       Vice President, Advertising

               All executive officers are elected by and serve at the discretion of the Board of Directors.

               Ronald A. Unkefer founded the Company on July 1, 1973. From 1973 to 1993, he served as Chairman and Chief Executive Officer. In January 1993, he retired from the position of Chief Executive Officer to pursue venture capital and broadcasting interests and continued to serve as Chairman of the Company until January 1996. Mr. Unkefer returned to the Company as its Chairman and Chief Executive Officer on July 1, 1999.

               Paul N. Erickson became interim Chief Financial Officer of the Company in July 1999. From 1988 to July 1999, Mr. Erickson has, through a consulting firm owned by him, served as a strategic consultant to middle market companies, banks and professional firms in matters of strategic development, profit improvement and market positioning. From 1984 to 1988 he was Chief Financial Officer for Consolidated Fibres, Inc. Previously, he has served in a number of senior financial positions primarily in the banking and heavy construction engineering industries.

               Vance R. Schram became Vice President of Finance, Controller and Secretary in September 1999. Mr. Schram began with the Good Guys in July 1990 as Assistant Controller and rejoined the Company in February 1998 as Controller. From May 1995 through January 1998 he was the Chief Financial Officer of Stonebridge Cellars, which is the parent company of Joseph Phelps Vineyards and Oakville Grocery.

               Cathy A. Stauffer became Vice President, Merchandising in July 1999. From January 1989 to April 1993, Ms. Stauffer served as Vice President, Advertising of the Company. From May 1993 to December 1996 Ms. Stauffer pursued personal interests. She returned to the Company as a consultant in January 1997 and was named Vice President, Quality in August 1997.

               Jonathan K. Wylie became Vice President, Advertising in October 1999. From August 1991 to October 1999, he was Vice President of Advertising with Lucky Stores. From June 1977 to August 1991 Mr. Wylie served in various positions, most recently as the Senior Vice President Management Supervisor, with the advertising firm of Campbell-Mithun-Esty.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

               Incorporated by reference from page 27 of the Company's 1999 Annual Report to Shareholders.

ITEM 6.        SELECTED FINANCIAL DATA.

               Incorporated by reference from page 14 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Incorporated by reference from pages 10 through 13 of the Company's 1999 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Incorporated by reference from pages 15 through 25 of the Company's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 1999 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11.       EXECUTIVE COMPENSATION.

               Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Incorporated by reference from portions of the Proxy Statement under the captions "Certain Shareholders" and "Compensation of Directors and Executive Officers."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Incorporated by reference from portions of the Proxy Statement under the caption "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               (a)   (1)     Financial Statements.

                     Included in Part II of this report by incorporation by reference from the 1998 Annual Report to Shareholders:

                             Independent Auditors' Report (page 26 of the 1999 Annual Report to Shareholders)

                             Consolidated statements of operations for each of the three years in the period ended September 30, 1999 (page 16 of the 1999 Annual Report to Shareholders)

                             Consolidated balance sheets as of September 30, 1999 and 1998 (page 15 of the 1999 Annual Report to Shareholders)

                             Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 1999 (page 17 of the 1999 Annual

                             Report to Shareholders)

                             Consolidated statements of cash flows for each of the three years in the period ended September 30, 1999 (page 18 of the 1999 Annual Report to Shareholders)

                             Notes to consolidated financial statements (pages 19 through 25 of the 1999 Annual Report to Shareholders)

                      (2)    Financial Statement Schedules.

                      All schedules are omitted because they are not required (in some cases because the information is not material), or are not applicable, or the information is included in the financial statements.

                      (3) Exhibits.

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

    10.8             Letter Agreement with Jayne Spiegelman, dated August 15,
                     1997.* (Exhibit 10.9 to the Company's Form 10-K
                     Annual Report for its fiscal year ended September 30, 1990;
                     incorporated herein by reference.)


    10.9 Loan Agreement between Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September
                     30, 1999.

    10.10            Stock  Purchase  Agreement,  dated  June 1,  1999,  between
                     Ronald A.  Unkefer and the Company.  (Exhibit  10.15 to the
                     Company's  Report on Form 10-Q for the  quarter  ended June
                     30, 1999; incorporated herein by reference.)

--------
        *Compensatory plan or arrangement.

    10.11            Employment  Agreement dated June 2, 1999, between Ronald A.
                     Unkefer and the Company.  (Exhibit  10.16 to the  Company's
                     Report on Form 10-Q for the  quarter  ended June 30,  1999;
                     incorporated herein by reference)*

    10.12            Form of severance agreement entered into with Kevin
                     McNeill, John Duken, Gregory Steele, Cathy Stauffer,
                     Gera Vaz and Brad Bramy in June 1999 and Vance Schram in
                     August 1999. (Exhibit 10.17 to the Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference)*

    10.13            Stock  Purchase  Agreement  dated as of  August  19,  1999, together  with the forms of Warrant to  Purchase  Shares of
                     Common Stock and Registration  Rights Agreement executed in connection  with private  placement.  (Exhibit 10.18 to the
                     Company's   Report  on  Form  8-K  for  August  20,   1999;
                     incorporated herein by reference).

    13.1             Annual Report to Shareholders for fiscal year ended
                     September 30, 1999 (pages incorporated by reference).

    21.1             List of Subsidiaries.

    23.1             Independent Auditors' Consent.

    24.1             Power of Attorney.

    27.1             Financial Data Schedule.

               (b)   REPORTS ON FORM 8-K.

       Reports on Form 8-K for the quarter ended September 30, 1998 were filed on August 20, 1999 (completion of private placement) and September 9, 1999 (credit facility commitment).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 1999             THE GOOD GUYS, INC.


                                       By
                                         --------------------------------
                                         Ronald A. Unkefer

                                         Chairman and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



------------------------------------           Chairman and Chief Executive         December 22, 1999
(Ronald A. Unkefer)                            Officer (Principal Executive
                                               Officer)

------------------------------------           Chief Financial Officer              December 22, 1999
(Paul N. Erickson)                             (Principal Financial Officer)

------------------------------------           Vice President of Finance,           December 22, 1999
(Vance R. Schram)                              Controller and Secretary
                                               (Principal Accounting
                                               Officer)

/s/ STANLEY R. BAKER*                          Director                             December 22, 1999
------------------------------------

(Stanley R. Baker)

/S/ RUSSELL M. SOLOMON*                        Director                             December 22, 1999
------------------------------------
(Russell M. Solomon)

/S/ JOHN E. MARTIN*                            Director                             December 22, 1999
------------------------------------
(John E. Martin)

/S/ W. HOWARD LESTER*                          Director                             December 22, 1999
------------------------------------
(W. Howard Lester)

/S/ HORST H. SCHULZE*                          Director                             December 22, 1999
------------------------------------
(Horst H. Schulze)

/S/ GARY M. LAWRENCE*                          Director                             December 22, 1999
------------------------------------
(Gary M. Lawrence)

/S/ JOSEPH P. CLAYTON*                         Director                             December 22, 1999
------------------------------------
(Joseph P. Clayton)


/S/ JOSEPH M. SCHELL*                          Director                             December 22, 1999
------------------------------------
(Joseph M. Schell)

*By
------------------------------------
  Vance R. Schram
  Attorney-in-Fact


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

      10.8  Letter Agreement with Jayne Spiegelman, dated August 15, 1997.*
            (Exhibit 10.9 to the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1990; incorporated herein by reference.)


      10.9  Loan Agreement between Good Guys-California, Inc. and Bank of
            America and GE Capital, dated as of September 30, 1999.

      10.10 Stock Purchase Agreement, dated June 1, 1999, between Ronald A.
            Unkefer and the Company. (Exhibit 10.15 to the Company's Report on
            Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)

--------
        *Compensatory plan or arrangement.

      10.11 Employment Agreement dated June 2, 1999, between Ronald A. Unkefer and the Company. (Exhibit 10.16 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference)*

      10.12 Form of severance agreement entered into with Kevin McNeill, John
            Duken, Gregory Steele, Cathy Stauffer, Gera Vaz and Brad Bramy in
            June 1999 and Vance Schram in August 1999. (Exhibit 10.17 to the
            Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference)*

      10.13 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for
            August 20, 1999; incorporated herein by reference).

      13.1  Annual Report to Shareholders for fiscal year ended September 30,
            1999 (pages incorporated by reference).

      21.1  List of Subsidiaries.

      23.1  Independent Auditors' Consent.

      24.1  Power of Attorney.

      27.1  Financial Data Schedule.
