Form 10-Q
period 1999-12-31
GOOD GUYS INC
filed 2000-02-14
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       or

[   ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________


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


              CLASS                    OUTSTANDING AS OF January 31, 2000
              -----                    ----------------------------------

          Common Stock                             20,342,695

                               THE GOOD GUYS, INC.

                                      INDEX

                                                                            Page

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Balance Sheets -
               December 31, 1999 and September 30, 1999                       3

          Consolidated Statements of Operations -
               Three month period ended December 31, 1999                     4

          Consolidated Statement of Changes in Shareholders' Equity -
               Three month period ended December 31, 1999                     5

          Consolidated Statements of Cash Flows -
               Three month period ended December 31, 1999 and 1998            6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8


PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                        December 31,  September 30,
                                                            1999         1999
                                                        ------------  -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $  1,354      $  2,556
    Accounts receivable, net                                27,379        19,021
    Merchandise inventories                                128,290       110,276
    Prepaid expenses                                        11,289         6,637
                                                          --------      --------
        Total current assets                               168,312       138,490

PROPERTY AND EQUIPMENT, NET                                 73,958        79,954

OTHER ASSETS                                                 7,645         7,646
                                                          --------      --------
         Total Assets                                     $249,915      $226,090
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                      $ 74,778      $ 36,571
    Accrued expenses and other liabilities:
         Accrued payroll                                    13,445         9,615
         Sales taxes payable                                10,023         4,936
         Other                                              35,904        22,584
                                                          --------      --------
    Total current liabilities                              134,150        73,706

REVOLVING CREDIT DEBT                                       13,346        56,504

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value:
         Authorized - 2,000,000 shares
         Issued -none                                           --            --
    Common stock, $.001 par value
         Authorized -40,000,000 shares
         Issued and outstanding -19,796,549 and
         19,636,022 shares, respectively                        20            20
    Additional paid-in-capital                              89,252        88,332
    Retained earnings                                       13,147         7,528
                                                          --------      --------
         Total shareholders' equity                        102,419        95,880
                                                          --------      --------
Liabilities and Shareholders' Equity                      $249,915      $226,090
                                                          ========      ========




The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                December 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
Net sales                                                $262,212       $294,098
Cost of sales                                             183,434        222,648
                                                         --------       --------
Gross profit                                               78,778         71,450
Selling, general and administrative expenses               72,456         68,258
                                                         --------       --------
Income from operations                                      6,322          3,192
Gain on sale of land                                        1,025             --
Interest expense, net                                       1,728            588
                                                         --------       --------
Income before income taxes                                  5,619          2,604
Income tax expense                                              0            952
                                                         --------       --------
        Net income                                       $  5,619       $  1,652
                                                         ========       ========

Net income per common share
           Basic                                         $   0.29       $   0.12
                                                         ========       ========
           Diluted                                       $   0.27       $   0.12
                                                         ========       ========

Weighted average shares
           Basic                                           19,700         14,250
                                                         ========       ========
           Diluted                                         21,024         14,250
                                                         ========       ========




   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999
                        (In thousands except share data)
                                   (Unaudited)

                                              Common Stock           Additional
                                         -----------------------       Paid-in      Retained
                                           Shares        Amount        Capital      Earnings        Total
                                         ----------    ----------    ----------    ----------    ----------
Balance at September 30, 1999            19,636,022    $       20    $   88,332    $    7,528    $   95,880

Issuance of common stock                    160,527             -           920                         920

Net income for the three-month period
    ended December 31, 1999                                                             5,619         5,619
                                         ----------    ----------    ----------    ----------    ----------

Balance at December 31, 1999             19,796,549    $       20    $   89,252    $   13,147    $  102,419
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

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      December 31,
                                                                ---------------------
                                                                  1999         1998
                                                                --------     --------
Cash Flows from Operating Activities:

    Net income                                                  $  5,619     $  1,652
    Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                             3,699        2,968
         Gain on sale of land                                     (1,025)          --
         Non-cash stock based compensation                            99           --
         Changes in assets and liabilities:
             Accounts receivable                                  (8,358)      (7,629)
             Merchandise inventories                             (18,014)     (13,223)
             Prepaid expenses and other assets                    (4,651)       1,111
             Accounts payable                                     38,207       14,931
             Accrued expenses and other liabilities               22,392       13,716
                                                                --------     --------
        Net cash provided by operating activities                 37,968       13,526
                                                                --------     --------

Cash Flows from Investing Activities:
    Sale of land                                                   3,208           --
    Capital expenditures                                             (41)      (3,349)
                                                                --------     --------
         Net cash provided by (used in) investing activities       3,167       (3,349)
                                                                --------     --------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                  (43,158)          --
    Proceeds from issuance of common stock                           821           --
                                                                --------     --------
        Net cash used in financing activities                    (42,337)          --
                                                                --------     --------

        Net increase (decrease) in cash and cash equivalents      (1,202)      10,177

        Cash and cash equivalents at beginning of period           2,556        3,051
                                                                --------     --------

        Cash and cash equivalents at end of the period          $  1,354     $ 13,228
                                                                ========     ========




   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained therein. The consolidated financial statements should be read in conjunction with the financial statements, notes and supplementary data included and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2. Net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock had been converted into common stock.

    The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations.

                                                 Three Months Ended
                                                    December 31,
                                                   1999      1998
                                                  ------    ------
             Basic shares                         19,700    14,250
             Effect of dilutive stock warrants       975         -
             Effect of dilutive stock options        349         -
                                                  ------    ------
             Diluted shares                       21,024    14,250
                                                  ======    ======

3. Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments", SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements, due to a number of factors, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company's merchandise sales mix including discontinued product categories, general economic conditions, costs and risks associated with the Company's current restructuring program and other factors referred to in the Company's fiscal 1999 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1999 were $262.2 million, a decrease of 11% from sales of $294.1 million last year. The decrease in sales is primarily due to the discontinuance of computer and home office products that occurred in the fourth quarter of fiscal 1999. Excluding computer and home office products, net sales increased by 1% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This increase is primarily due to two new stores opened during the first quarter of fiscal 1999 having a full quarter of sales in the first quarter of fiscal 2000. During the quarter, sales of new digital technologies, such as DVD, digital television, digital cameras and camcorders and internet devices were relatively strong, but were offset by decreases in VCRs, telecommunications, stereo components, auto installation and video games. The sale of Premier Performance Guarantee contracts increased to 5.7% of sales during the first quarter of fiscal 2000 compared to 4.4% during the first quarter of fiscal 1999. During the first quarter of fiscal 2000, comparable store sales for continuing categories decreased 1% from the same period last year.

The Company's gross profit as a percentage of sales was 30.0% during the first fiscal quarter of fiscal 2000, compared to 24.3% last year. The increase in the gross profit percentage reflects the discontinuance of the lower margin computer and home office products, and the Company's emphasis on higher-margin digital and high-tech consumer entertainment electronics. Also, commission revenue earned on the sale of Premier Performance Guarantee contracts sold for an unrelated third party increased in the first quarter of fiscal 2000 over the previous year.

Selling, general and administrative expense increased by $4.2 million in the first quarter of fiscal 2000, compared to the corresponding period in fiscal 1999. Selling, general and administrative expenses were 27.6% of net sales in the first quarter of fiscal 2000, compared to 23.2% of net sales in the corresponding period of fiscal 1999. The increase in selling, general and administrative expenses in the first quarter of fiscal 2000 is primarily due to increased advertising expenses, which are anticipated to remain above prior year amounts, higher sales associate commissions due to increased gross margin dollars, and higher occupancy costs associated with the Company's Audio/Video Exposition stores that opened in fiscal 1999. These expenses were partially offset by reduced general and administrative expenses primarily due to reduced headcount.

The Company sold a parcel of land for cash in the first quarter of fiscal 2000 resulting in a gain of approximately $1.0 million.

Interest expense was $1.7 million in the first quarter of fiscal 2000, which represented an increase of $1.1 million, compared to the corresponding period in fiscal 1999. This increase was due to higher levels of borrowings in the current fiscal year, primarily to finance inventory for the holiday season.

The Company's effective tax rate was 0.0% for the first quarter of fiscal 2000, compared to a tax rate of 36.6% for the corresponding period in fiscal 1999. The effective tax rate for the first quarter of fiscal 2000 is based upon the Company's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

As a result of the factors discussed above, the net income in the first quarter of fiscal 2000 was $5.6 million, compared to income of $1.7 million in the same period in fiscal 1999. For the first quarter of fiscal years 2000 and 1999, basic earnings per share were $0.29 and $0.12 and diluted earnings per share were $0.27 and $0.12, respectively.

As previously announced, the Company continues to implement its business strategy for returning the Company to profitability. To improve the Company's focus and profit margins, computers and home office products were eliminated from the overall product mix in the fourth quarter of fiscal 1999. The Company has reduced general and administrative expenses by streamlining all corporate functions, including operations, management information systems, finance, human resources and merchandising. Also, substantial costs have been reduced in stores and other non-general and administrative areas. In the current fiscal year, the Company is also committed to minimizing capital expenditures, and has placed a moratorium on opening new stores and remodeling or relocating existing stores. Projected expenditures for fiscal 2000 also incorporate increases in advertising and marketing by more than 20% from previous levels.

The Company's financial goal is to report a pre-tax profit in the current fiscal year that began October 1, 1999. However, the return to profitability is contingent on many factors, including, but not limited to the successful implementation of its new business strategy, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which the Company's stores are located.

Liquidity and Capital Resources

At December 31, 1999, the Company's had cash and cash equivalents of $1.4 million. The Company's working capital was $34.2 million at December 31, 1999, compared to $34.7 million at December 31, 1998. Net cash provided by operating activities was $38.0 million for the three months ended December 31, 1999 as compared to $13.5 million for the same period last year. The increase in net cash provided by operating activities for the first three months of fiscal 2000 was primarily due to higher net income, accounts payable and other accrued expenses, offset in part by higher inventories and prepaid expenses.

Net cash provided by investing activities was $3.2 million for the three months ended December 31, 1999, as compared to net cash used in investing activities of $3.3 million for the three months ended December 31, 1998. During the first three months of fiscal 2000, the Company sold a parcel of land valued at $2.3 million and had a net increase in fixed assets of approximately $41,000 due to the Company's decision not to open or remodel any stores in fiscal 2000.

At December 31, 1999, the Company maintained a $100 million revolving credit facility. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. For the three months ended December 31, 1999, the Company was in compliance with all covenants under the credit agreement. At December 31, 1999, the Company had borrowings of $14.3 million outstanding under the revolving credit agreement and $29.6 million of the credit line was reserved under a vendor financing agreement, leaving a formula-based availability of $39.3 million.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, and other financing arrangements.

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

The Company identified all significant applications that required modification to ensure Year 2000 Compliance. Internal and external resources were used to make the required modifications and test Year 2000 Compliance. The Company completed that testing on September 30, 1999.

In addition, the Company sought assurances from vendors, suppliers and other third parties with whom it did significant business to determine their Year 2000 Compliance readiness and the extent to which the Company was vulnerable to any third party Year 2000 issues.

As a result of these procedures, the Company did not experience any significant operational problems due to unresolved Year 2000 issues either within the Company or as a result of third parties who do business with the Company.

The Company estimates that the total cost of achieving Year 2000 compliance was approximately $2,900,000, which was incurred through December 31, 1999.

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


Item 6.        Exhibits and Reports on Form 8-K

        a) Exhibits

            27.1   Financial Data Schedule

        b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                            THE GOOD GUYS, INC.


Date:  February 10, 2000                      By: /s/  Paul N. Erickson
      -----------------------------               -------------------------
                                                   Paul N. Erickson
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Date:  February 10, 2000                      By: /s/  Vance R. Schram
      -----------------------------               ------------------------
                                                  Vance R. Schram
                                                  VP, Finance and Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit No.      Description
         -----------      ------------
            27.1          Financial Data Schedule