Form 10-Q
period 2000-03-31
GOOD GUYS INC
filed 2000-05-15
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                                      or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------


                         Commission File Number: 0-14134

                               THE GOOD GUYS, INC.
             (exact name of registrant as specified in its charter)



           Delaware                                        94-2366177
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

             CLASS                          OUTSTANDING AS OF April 30, 2000
             -----                          --------------------------------
             Common Stock                              20,557,880

                               THE GOOD GUYS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION                                                           Page
------------------------------                                                          ----

Item 1. Financial Statements:

          Consolidated Balance Sheets -
               March 31, 2000 and September 30, 1999                                      3

          Consolidated Statements of Operations -
               Three month and six month period ended March 31, 2000 and 1999             4

          Consolidated Statements of Changes in Shareholders' Equity -
               Six month period ended March 31, 2000                                      5

          Consolidated Statements of Cash Flows -
               Six month period ended March 31, 2000 and 1999                             6

          Notes to Consolidated Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        8


PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                              11

Item 4.   Submission of Matters to a Vote of Security Holders                            11

Item 5.   Other events                                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                               13

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                        March 31,   September 30,
                                                          2000          1999
                                                        ---------   -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $  1,885      $  2,556
    Accounts receivable, net                              18,319        19,021
    Merchandise inventories                              120,609       110,276
    Prepaid expenses                                      13,312         6,637
                                                        --------      --------
        Total current assets                             154,125       138,490

PROPERTY AND EQUIPMENT, NET
    Land                                                       -         2,306
    Leasehold improvements                                73,502        73,298
    Furniture, fixtures and equipment                     76,298        72,686
    Construction in progress                                   -         3,785
                                                        --------      --------
    Total property and equipment                         149,800       152,075
    Less accumulated depreciation and amortization        78,905        72,121
                                                        --------      --------
    Property and equipment, net                           70,895        79,954

OTHER ASSETS                                               7,644         7,646
                                                        --------      --------
         Total Assets                                   $232,664      $226,090
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                    $ 58,545      $ 36,571
    Accrued expenses and other liabilities:
         Accrued payroll                                   9,769         9,615
         Sales taxes payable                               4,403         4,936
         Other                                            18,020        22,584
                                                        --------      --------
    Total current liabilities                             90,737        73,706

REVOLVING CREDIT DEBT                                     46,784        56,504

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value:
         Authorized - 2,000,000 shares
         Issued - none                                        --            --
    Common stock, $.001 par value
         Authorized -40,000,000 shares
         Issued and outstanding -20,418,279 and
         19,636,022 shares, respectively                      20            20
    Additional paid-in-capital                            92,207        88,332
    Retained earnings                                      2,916         7,528
                                                        --------      --------
         Total shareholders' equity                       95,143        95,880
                                                        --------      --------
Total Liabilities and Shareholders' Equity              $232,664      $226,090
                                                        ========      ========



   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended               Six Months Ended
                                                          March 31,                        March 31,
                                                 -------------------------       -------------------------
                                                    2000            1999            2000           1999
                                                 ---------       ---------       ---------       ---------
Net sales                                        $ 190,364       $ 219,099       $ 452,575       $ 513,199
Cost of sales                                      136,662         167,156         320,096         389,806
                                                 ---------       ---------       ---------       ---------
           Gross profit                             53,702          51,943         132,479         123,393
Selling, general and administrative expense         62,884          59,475         134,313         127,733
                                                 ---------       ---------       ---------       ---------
Income (loss) from operations                       (9,182)         (7,532)         (1,834)         (4,340)
Interest expense, net                                1,049             666           2,778           1,254
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                  (10,231)         (8,198)         (4,612)         (5,594)
Income tax expense (benefit)                             -            (952)              -
                                                 ---------       ---------       ---------       ---------
        Net income (loss)                        $ (10,231)      $  (7,246)      $  (4,612)      $  (5,594)
                                                 =========       =========       =========       =========
Net income (Loss) per common share
           Basic                                 $   (0.50)      $   (0.50)      $   (0.23)      $  (0.39)
                                                 =========       =========       =========       =========
           Diluted                               $   (0.50)      $   (0.50)      $   (0.23)      $  (0.39)
                                                 =========       =========       =========       =========

Weighted average shares
           Basic                                    20,300          14,508          19,998          14,378
                                                 =========       =========       =========       =========
           Diluted                                  20,300          14,508          19,998          14,378
                                                 =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2000
                        (In thousands except share data)
                                   (Unaudited)


                                             Common Stock         Additional
                                        -----------------------     Paid-in    Retained
                                          Shares         Amount     Capital     Earnings      Total
                                        ----------      -------   ----------   ---------   ---------
Balance at September 30, 1999           19,636,022       $ 20      $ 88,332    $   7,528   $  95,880

Issuance of common stock
    under employee
    stock purchase plan                    145,337          -           891                      891

Exercise of stock options
    and warrants                           521,725          -         2,303                    2,303

Issuance of restricted
    stock                                  115,195          -           681                      681

Net (loss) for the six-month period
    ended March 31, 2000                                                          (4,612)     (4,612)
                                        ----------       ----      --------    ---------   ---------
Balance at March 31, 2000               20,418,279       $ 20      $ 92,207    $   2,916   $  95,143
                                        ==========       ====      ========    =========   =========






   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Cash Flows from Operating Activities:

    Net loss                                                      $ (4,612)      $ (5,594)
    Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                               7,377          6,209
         Gain on sale of land                                       (1,025)            --
         Early retirement of assets                                     --            702
         Changes in assets and liabilities:
             Accounts receivable                                       702            469
             Merchandise inventories                               (10,333)       (12,524)
             Prepaid expenses and other assets                      (6,673)            53
             Accounts payable                                       21,974         (4,312)
             Accrued expenses and other liabilities                 (4,943)        (4,412)
                                                                  --------       --------
        Net cash provided by (used in) operating activities          2,467        (19,409)
                                                                  --------       --------

Cash Flows from Investing Activities:
    Sale of land                                                     3,208             --
    Capital expenditures, net                                         (501)       (11,147)
                                                                  --------       --------
         Net cash provided by (used in) investing activities         2,707        (11,147)
                                                                  --------       --------

Cash Flows from Financing Activities:
    Net proceeds from issuance (repayment) revolving credit debt    (9,720)        29,305
    Proceeds from issuance of common stock                           3,875          1,324
                                                                  --------       --------
        Net cash provided by (used in) financing activities         (5,845)        30,629
                                                                  --------       --------

        Net increase (decrease) in cash and cash equivalents          (671)            73

        Cash and cash equivalents at beginning of period             2,556          3,051
                                                                  --------       --------
        Cash and cash equivalents at end of the period            $  1,885       $  3,124
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

3. Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments," SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company's merchandise sales mix including discontinued product categories, general economic conditions, costs and risks associated with the Company's current restructuring program and other factors referred to in the Company's fiscal 1999 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the second quarter and first six months ending March 31, 2000 were $190.4 million and $452.6 million, compared to $219.1 million and $513.2 million for the same periods last year. This represented a 13% and 12% decrease in sales for the second quarter and the first six months of the fiscal year. For continuing categories, net sales decreased 1% for the second quarter and remained level for the first six months of fiscal 2000 compared to the same periods last year. Comparable store sales for continuing categories, decreased 1% for the quarter and first six months of fiscal 2000, respectively. This is primarily due to the discontinuation of computer and home office products that occurred in the fourth quarter of fiscal 1999. Sales for the month of March were impacted by the disruption caused by the reorganization of the Company's in-store operations including the relocation of certain merchandise categories. The reorganization eliminated the stand-alone personal electronics department and its entry level staff by redistributing most of the products into the audio, video and mobile electronics departments which typically employ better trained and more experienced salespeople. In addition, cashiers were added to aid with transactions, department staffing and scheduling has been adjusted to better reflect sales volume and in-store traffic and sales managers' compensation was changed to a more commission-based structure. These changes are expected to improve the effectiveness of the Company's sales force, enhance customer service, increase earning potential for experienced sales counselors and reduce costs by an additional $9 million annually.

For the second quarter and the first six months of fiscal 2000, sales of new digital technologies, such as DVD, DSS, digital television, digital cameras and internet devices showed strong growth but were offset by decreases in VCRs, telecommunications, stereo systems, car audio, camcorders and video games. The sale of Premier Performance Guarantee contracts increased to 6.1% and 5.9% of sales during the second quarter and first six months of fiscal 2000, up substantially from 4.7% and 4.5% for the same periods last year.

The Company's gross profit as a percentage of net sales increased substantially to 28.2% in the second quarter and 29.3% in the first six months of fiscal 2000, compared to 23.7% and 24.0% for the same periods last year. The increase in the gross profit percentage in both periods primarily resulted from the discontinuation of the lower margin computer and home office products and the Company's increased emphasis on higher-margin digital and high-tech consumer entertainment electronics.

Selling, general and administrative expense increased by $3.4 million and $6.6 million in the second quarter and the first half of fiscal 2000, compared to the corresponding periods in fiscal 1999. These expenses represented 33.0% and 29.7% of net sales in the second quarter and first six months of fiscal 2000 compared to 27.1% and 24.9 % for the same periods last year. The increase in selling, general and administrative expenses for both the second quarter and six month period is primarily due to increased advertising expenses, which are anticipated to remain above prior year amounts. Higher sales associate commissions due to increased gross margin dollars and higher occupancy costs associated with the Company's Audio/Video Exposition stores that opened in fiscal 1999 also contributed to the increase. Selling expenses were also negatively impacted in the second quarter by the in-store reorganization, which eliminated approximately 300 positions and resulted in one-time charge of approximately 250,000 for severance packages. During the second quarter, the Company also eliminated the production side of the advertising department to leverage external expertise and resources to strengthen its advertising and marketing efforts and reduce costs, which also contributed to a one time charge of approximately 115,000 for severance packages. These expenses were partially offset by decreased general and administrative expenses primarily due to reduced headcount.

Interest expense increased $383,000 and $1.5 million in the second quarter and first six months of fiscal 2000 compared to the corresponding periods last year. These increases were due to higher levels of borrowings in the second quarter and first six months of the current fiscal year.

The Company's effective tax rate was 0.0% for the second quarter and the first six months of fiscal 2000, compared to a benefit of 11.6% and a rate of 0.0% , for the same periods last year. The effective tax rate is based upon the Company's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

As a result of the factors discussed above, the net loss in the second quarter and the first half of fiscal 2000 was $10.2 million and $4.6 million compared to net losses of $7.2 million and $5.6 million for the second quarter and the first half of fiscal 1999. The net loss per share for the second quarter and first six months was $0.50 and $0.23 per share, compared to a net loss of $0.50 and $0.39 per share for the same periods last year. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $5.5 million in the first six months of fiscal 2000 from $3.0 million in the first six months of fiscal 1999.

As previously announced, the Company continues to implement its business strategy for returning the Company to profitability. To improve the Company's focus and profit margins, computers and home office products were eliminated from the overall product mix in the fourth quarter of fiscal 1999. The Company has reduced general and administrative expenses by eliminating its internal advertising production department and streamlining all corporate functions, including operations, management information systems, finance, human resources and merchandising.


In the current fiscal year, the Company is also committed to minimizing capital expenditures, and has placed a moratorium on opening new stores and remodeling or relocating existing stores. Projected expenditures for fiscal 2000 also incorporate increases in advertising and marketing by more than 20% from fiscal year 1999 levels.

The Company's financial goal is to report a pre-tax profit in the current fiscal year that began October 1, 1999. However, the return to profitability is contingent on many factors, including, but not limited to, the successful implementation of its new business strategy, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which the Company's stores are located.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash and cash equivalents of $1.9 million. The Company's working capital was $63.4 million at March 31, 2000 compared to $53.3 million at March 31, 1999. Net cash provided by operating activities was $2.5 million for the first six months of fiscal 2000 compared to net cash used in operating activities of $19.4 million for the same period last year. The increase in cash flows from operating activities for the first six months of fiscal 2000 was primarily due to higher accounts payable and lower inventory balances partially offset by increases in prepaid expenses.

Net cash provided by investing activities was $2.7 million for the six months ended March 31, 2000, as compared to net cash used in investing activities of $11.1 million for the same period last year. During the first three months of fiscal 2000, the Company sold a parcel of land for $3.2 million. The net increase in fixed assets was limited to approximately $501,000 due to the Company's decision not to open or remodel any stores in fiscal 2000.

At March 31, 2000, the Company maintained a $100 million revolving credit facility. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. At March 31, 2000, the Company had borrowings of $46.8 million outstanding under the revolving credit agreement and $19.9 million of the credit line was reserved under a vendor financing agreement, leaving a availability of $10.0 million based on current inventory levels.

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

                               THE GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings

On January 13, 1999, the Company was named as a defendant in an action entitled Johnson v. Circuit City Stores, et al., filed in Contra Costa County Superior Court. The primary allegation was that a number of consumer electronics retailers sold computer hardware and software products that allegedly will not properly process dates after December 31, 1999. Plaintiff claimed that the actions of the defendants violate the prohibitions in the California Business and Professions Code on unfair business practices and false and misleading advertising, and seeks injunctive relief, restitution, and attorney's fees. The Company settled this case in March, 2000 for an amount that was not material to the financial condition, results of operations or liquidity of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on January 26, 2000, 15,441,526 shares were presented in person or by proxy. The matters voted upon and the results of the voting are as follows:

1.      The election of directors

NOMINEE                         IN FAVOR              WITHHELD
-------                         --------              --------

Ronald A. Unkefer              15,422,445              19,081
Stanley R. Baker               15,422,081              19,445
Russell M. Solomon             15,422,081              19,445
W. Howard Lester               15,421,876              19,650
John E. Martin                 15,422,070              19,456
Horst H. Schulze               14,387,409           1,054,117
Gary M. Lawrence               15,422,445              19,081
Joseph P. Clayton              15,422,444              19,082
Joseph M. Schell               15,422,445              19,081


2. The amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 400,000: 14,656,801 votes in favor, 319,226 votes against and 465,499 abstentions.

3. The ratification of selection of Deloitte & Touche LLP as the independent auditors of the Company; 15,418,104 votes in favor, 9,691 votes against and 13,731 abstentions.

Item 5.        Other Events

In January 2000, the Company announced that Good Guys.Com, Inc. was being formed by the Company outside investors and members of the Company's management and Board of Directors to maximize opportunities for electronic commerce in the consumer entertainment electronics industry and that the Company would own stock and warrants in Good Guys.Com,Inc. in an amount which, upon exercise of the warrants, would give it a 49.9% ownership interest.

Horst H. Schulze resigned as a Director of the Company, effective April 13,
2000.

Item 6.    Exhibits and Reports on Form 8-K

        a) Exhibits


               27.1   Financial Data Schedule

        b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                            THE GOOD GUYS, INC.


Date:     May      , 2000                   By:    /s/   Vance R. Schram
      ---------------------------              -----------------------------
                                                    Vance R. Schram
                                               Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.
-----------

   27.1             Financial Data Schedule