Form 10-Q
period 2000-06-30
GOOD GUYS INC
filed 2000-08-14
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

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


              CLASS                          OUTSTANDING AS OF July 31, 2000
              -----                          -------------------------------
           Common Stock                                  20,653,787

                               THE GOOD GUYS, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION                                                                 Page
                                                                                              ----
Item 1. Financial Statements:

               Consolidated Balance Sheets -
                     June 30, 2000 and September 30, 1999                                        3

               Consolidated Statements of Operations -
                     Three month and nine month periods ended June 30, 2000 and 1999             4

               Consolidated Statements of Changes in Shareholders' Equity -
                     Nine month period ended June 30, 2000                                       5

               Consolidated Statements of Cash Flows -
                     Nine month periods ended June 30, 2000 and 1999                             6

               Notes to Consolidated Financial Statements                                        7

Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         8


PART II: OTHER INFORMATION

Item 1.        Legal Proceedings                                                                11

Item 6.        Exhibits and Reports on Form 8-K                                                 11

SIGNATURES                                                                                      12

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                           June 30,      September 30,
                                                             2000            1999
                                                          ---------      -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                           $   2,718       $   2,556
      Accounts receivable, net                               18,396          19,021
      Merchandise inventories                               134,454         110,276
      Prepaid expenses                                       13,675           6,637
                                                          ---------       ---------
           Total current assets                             169,243         138,490

PROPERTY AND EQUIPMENT, NET
      Land                                                       --           2,306

      Leasehold improvements                                 73,590          73,298
      Furniture, fixtures and equipment                      75,712          72,686
      Construction in progress                                1,019           3,785
                                                          ---------       ---------
      Total property and equipment                          150,321         152,075
      Less accumulated depreciation and amortization         82,588          72,121
                                                          ---------       ---------
      Property and equipment, net                            67,733          79,954

OTHER ASSETS                                                  7,788           7,646
                                                          ---------       ---------
             Total Assets                                 $ 244,764       $ 226,090
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                    $  66,156       $  36,571
      Accrued expenses and other liabilities:
             Accrued payroll                                  9,064           9,615
             Sales taxes payable                              3,381           4,936
             Other                                           19,624          22,584
                                                          ---------       ---------
      Total current liabilities                              98,225          73,706

REVOLVING CREDIT DEBT                                        53,674          56,504

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value:
             Authorized - 2,000,000 shares
             Issued -none                                        --              --
      Common stock, $.001 par value
             Authorized -40,000,000 shares
             Issued and outstanding -20,552,880 and
             19,636,022 shares, respectively                     20              20
      Additional paid-in-capital                             92,912          88,332
      Retained earnings (deficit)                               (67)          7,528
                                                          ---------       ---------
             Total shareholders' equity                      92,865          95,880
                                                          ---------       ---------
Total Liabilities and Shareholders' Equity                $ 244,764       $ 226,090
                                                          =========       =========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended                Nine Months Ended
                                                         June 30,                         June 30,
                                                 -------------------------       -------------------------
                                                    2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
Net sales                                        $ 195,936       $ 210,451       $ 648,508       $ 723,649
Cost of sales                                      138,820         155,811         458,918         545,617
                                                 ---------       ---------       ---------       ---------
           Gross profit                             57,116          54,640         189,590         178,032
Selling, general and administrative expense         58,636          61,566         192,955         189,299
                                                 ---------       ---------       ---------       ---------
Income (loss) from operations                       (1,520)         (6,926)         (3,365)        (11,267)
Interest expense, net                                1,452           1,205           4,230           2,459
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                   (2,972)         (8,131)         (7,595)        (13,726)
Income tax expense (benefit)                             -               -               -               -
                                                 ---------       ---------       ---------       ---------

           Net income (loss)                     $  (2,972)      $  (8,131)      $  (7,595)      $ (13,726)
                                                 =========       =========       =========       =========


Net income (loss) per common share
                Basic                            $   (0.14)      $   (0.54)      $   (0.38)      $   (0.94)
                                                 =========       =========       =========       =========
                Diluted                          $   (0.14)      $   (0.54)      $   (0.38)      $   (0.94)
                                                 =========       =========       =========       =========

Weighted average shares
                Basic                               20,557          15,103          20,184          14,620
                                                 =========       =========       =========       =========
                Diluted                             20,557          15,103          20,184          14,620
                                                 =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2000
                        (In thousands except share data)
                                   (Unaudited)


                                               Common Stock              Additional      Retained
                                        --------------------------        Paid-in        Earnings
                                          Shares          Amount          Capital        (Deficit)           Total
                                        ----------      ----------      ----------      -----------       ----------
Balance at September 30, 1999           19,636,022      $       20      $   88,332      $     7,528       $   95,880

Issuance of common stock
      under employee
      stock purchase plan                  283,938               -           1,377                             1,377

Exercise of stock options
      and warrants                         531,725               -           2,718                             2,718

Issuance of restricted
      stock                                101,195               -             485                               485

Net loss for the nine-month period
      ended June 30, 2000                                                                    (7,595)          (7,595)
                                        ----------      ----------      ----------      -----------       ----------

Balance at June 30, 2000                20,552,880      $       20      $   92,912      $       (67)      $   92,865
                                        ==========      ==========      ==========      ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
Cash Flows from Operating Activities:

      Net loss                                                        $ (7,595)      $(13,726)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
             Depreciation and amortization                              11,061          9,751
             Gain on sale of land                                       (1,025)            --
             Early retirement of assets                                     --          1,505
             Non-cash stock based compensation                              --            153
             Changes in assets and liabilities:
                 Accounts receivable                                       625          3,093
                 Merchandise inventories                               (24,178)          (625)
                 Prepaid expenses and other assets                      (7,180)          (434)
                 Accounts payable                                       29,585        (28,031)
                 Accrued expenses and other liabilities                 (5,060)        (6,557)
                                                                      --------       --------
           Net cash provided by (used in) operating activities          (3,767)       (34,871)
                                                                      --------       --------

Cash Flows from Investing Activities:
      Sale of land                                                       3,208             --
      Capital expenditures, net                                         (1,029)       (19,691)
                                                                      --------       --------
            Net cash provided by (used in) investing activities          2,179        (19,691)
                                                                      --------       --------

Cash Flows from Financing Activities:
      Net proceeds from issuance (repayment) of revolving credit        (2,830)        55,708
      Proceeds from issuance of common stock                             4,580          5,979
                                                                      --------       --------
           Net cash provided by (used in) financing activities           1,750         61,687
                                                                      --------       --------

           Net increase (decrease) in cash and cash equivalents            162          7,125

           Cash and cash equivalents at beginning of period              2,556          3,051
                                                                      --------       --------

           Cash and cash equivalents at end of the period             $  2,718       $ 10,176
                                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheets at June 30, 2000 and 1999, and the related consolidated statements of operations and cash flows for the nine-month periods ended June 30, 2000 and 1999 have been prepared by The Good Guys, Inc. (the "Company"), without audit. In the opinion of management, the consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and 1999, and for the nine-month periods then ended. The balance sheet at September 30, 1999, presented herein, has been derived from the audited balance sheet of the Company. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

3. Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," defines derivatives, requires all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments," SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

4. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's fiscal year ended September 30, 2001. Management does not believe that the adoption of the provisions of SAB 101 will have a material impact on the Company's statement of operations presentation, operating results or financial position.

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

RESULTS OF OPERATIONS

Net sales for the third quarter and first nine months ending June 30, 2000 were $195.9 million and $648.5 million, compared to $210.5 million and $723.7 million for the same periods last year. This represented a 7% and 10% decrease in sales for the third quarter and the first nine months of the fiscal year primarily due to the elimination of low-margin computers and home office products and the de-emphasis of entry level offerings. However, for continuing categories, net sales increased 4% for the third quarter and 1% for the first nine months of fiscal 2000, compared to the same periods last year. Comparable store sales for continuing categories increased 3% for the quarter and remained level for the first nine months of fiscal 2000. These increases were primarily a result of the new in-store structure and an enhanced advertising campaign introduced during the third quarter. In March, the Company reorganized its in-store operations and merchandise categories which are expected to reduce costs by approximately $9 million annually and improve the level of service at its 79 stores. During the third quarter, the Company introduced an enhanced advertising campaign designed to drive qualified customers to the Company's stores through expanded placement as well as promotions and other incentives. By outsourcing its advertising department to a retail agency and renegotiating rates with more than 30 newspapers, the Company increased the frequency and broadened the placement of its print advertising within its existing budget. In addition, the Company resumed television advertising in June and plans to periodically run television ads for the remainder of the year.

For the third quarter and the first nine months of fiscal 2000, sales of televisions and audio products along with new digital technologies, such as DVD, DSS, digital cameras and internet devices showed strong growth while sales of VCRs, telecommunications, personal/portables, camcorders and video games decreased from year-ago figures. The sale of Premier Performance Guarantee contracts increased to 6.1% and 5.9% of net sales for the third quarter and first nine months of fiscal 2000, respectively, up from 4.7% and 4.6% for the same periods last year.

The Company's gross profit as a percentage of net sales increased substantially to 29.2% in both the third quarter and first nine months of fiscal 2000, compared to 26.0% and 24.6% for the same periods last year. The increase in the gross profit percentage in both periods reflects the Company's emphasis on higher-margin digital and high-tech consumer entertainment electronics and elimination of lower-margin computer and home office products from its offerings and is also the result of increased extended warranty contract sales.

Selling, general and administrative expense decreased by $2.9 million in the third quarter but increased $3.7 million in the first nine months of fiscal 2000, compared to the corresponding periods in fiscal 1999. These expenses represented 29.9% and 29.8% of net sales in the third quarter and first nine months of fiscal 2000 compared to 29.3% and 26.2 % for the same periods last year. The decrease in selling, general and administrative expenses for the third quarter is primarily due to reduced staffing and selling expenses resulting from the in-store restructuring that took place in March and the decreased administrative compensation as a result of the elimination of the production side of the advertising department. The increase in selling, general and administrative expenses for the nine month period is primarily due to increased advertising expenses, which are anticipated to remain above prior year levels. Higher sales associate commissions due to increased gross margin dollars and higher occupancy costs associated with the Company's Audio/Video Exposition stores that opened in fiscal 1999 also contributed to the increase.

Interest expense increased $247,000 and $1.8 million in the third quarter and first nine months of fiscal 2000 compared to the corresponding periods last year. These increases were due to higher levels of borrowings and higher interest rates in the third quarter and first nine months of the current fiscal year.

As a result of the factors discussed above, the net losses for the third quarter and the first nine months of fiscal 2000 were $2.97 million and $7.59 million compared to net losses of $8.13 million and $13.72 million for the third quarter and the first nine months of fiscal 1999. The net losses per share for the third quarter and first nine months were $0.14 and $0.38 per share, compared to net losses of $0.54 and $0.94 per share for the same periods last year. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.7 million in the first nine months of fiscal 2000 contrasted to a loss of $1.5 million in the first nine months of fiscal 1999. Although the Company in early July announced that it anticipated a loss for fiscal 2000, as a result of a combination of continued strong same store sales in the fourth quarter and earnings that could be achieved from leased real estate transactions being negotiated, the Company could reach breakeven for the year.

As previously announced, the Company continues to implement its business strategy for returning the Company to profitability. To improve the Company's focus and profit margins, computers and home office products were eliminated from the overall product mix in the fourth quarter of fiscal 1999. The Company has reduced selling, general and administrative expenses by eliminating its internal advertising production department, streamlining all corporate functions, including operations, management information systems, finance, human resources and merchandising, and restructuring the in-store operations.

In the current fiscal year, the Company is also committed to minimizing capital expenditures, and has placed a moratorium on opening new stores or relocating existing stores. Projected expenditures for fiscal 2000 also incorporate increases in advertising and marketing by more than 20% from fiscal year 1999 levels.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $2.7 million. The Company's working capital was $71.0 million at June 30, 2000 compared to $72.3 million at June 30, 1999. Net cash used in operating activities was $3.8 million for the first nine months of fiscal 2000 compared to $34.9 million for the same period last year. The increase in cash flows from operating activities for the first nine months of fiscal 2000 was primarily due to an increase in accounts payable balances and a decrease in the net loss for the first nine months of fiscal 2000 partially offset by larger increases in inventories and prepaid expenses.

Net cash provided by investing activities was $2.2 million for the nine months ended June 30, 2000, as compared to net cash used in investing activities of $19.7 million for the same period last year. During the first three months of fiscal 2000, the Company sold a parcel of land for $3.2 million. The net increase in fixed assets was limited to approximately $1.0 million due to the Company's decision not to open or remodel any stores in fiscal 2000 compared to a $19.7 million increase in fixed assets for the first nine months of fiscal 2000 when the Company opened two new stores, relocated four stores and remodeled two existing stores.

At June 30, 2000, the Company maintains a three-year $100 million revolving credit facility with no operating covenants. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. At June 30, 2000, the Company had borrowings of $53.7 million outstanding under the revolving credit agreement and $22.8 million of the credit line was reserved under a vendor financing agreement, leaving an availability of $6.3 million based on current inventory levels.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and other financing arrangements.


Quantitative and Qualitative Disclosures About Market Risk

The Company believes that because of competition among manufacturers and technological changes in consumer electronics industry, inflation has not had a material effect on net sales and cost of sales.

The Company is exposed to market risks, which include changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest payable on the Company's credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable debt rose 0.9% (10% from the bank's reference rate) as of June 30, 2000, the Company's results from operations and cash flows would not be materially affected.

                               THE GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.


Item 6.     Exhibits and Reports on Form 8-K

        a) Exhibits


           27.1      Financial Data Schedule

        b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                      THE GOOD GUYS, INC.


Date:     August 14, 2000             By:    /s/   Vance R. Schram
       ---------------------              --------------------------------------
                                          Vance R. Schram
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
27.1                Financial Data Schedule