Form 10-K
period 2000-09-30
GOOD GUYS INC
filed 2000-12-29
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

            [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14134

                                ----------------

                               THE GOOD GUYS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    94-2366177
             --------                                    ----------
  (State or other jurisdiction of           (I.R.S. employer identification no.)
  incorporation or organization)

             7000 Marina Boulevard, Brisbane, California 94005-1840
             ------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (650) 615-5000

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $69,452,747 as of December 15, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On December 15, 2000, there were 22,867,055 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of Annual Report to Shareholders for fiscal year ended September 30, 2000. (Part II of Form 10-K)

      (2) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 2001 Annual Meeting of Shareholders. (Part III of Form 10-K)

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

      In August 2000, the Company completed a private placement of 2,017,647 restricted shares of the Company's common stock in exchange for $4.64 per share, resulting in net proceeds of approximately $9.93 million. The purchasers of those shares, which included all of the members of the Company's Board of Directors, also received warrants to purchase an additional 1,008,822 shares of common stock at that same price. One of the purchasers was Kenneth R. Weller, who left his position as Vice President of Sales of Best Buy to become President of the Company in August 2000.

Change In Fiscal Year

         As previously reported, Good Guys has changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align Good Guys' financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the company and its major competitors. The company will report on the five-month transitional period ending February 28, 2001.

Information Regarding Forward-Looking Statements and Certain Factors

      The Private Securities Litigation Reform Act of 1995 provides companies with a "safe harbor" when making forward-looking statements. Statements of the Company that are not historical facts, including statements about management's expectations for future periods, are forward-looking statements and involve certain risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations or affect the decision to invest in the Company's securities include, but are not limited to, the following:

      Recent Net Losses and Restructuring. The Company experienced net losses for the fiscal years ended September 30, 2000 and September 30, 1999, aggregating approximately $17.3 million and $39.9 respectively. Although the Company believes it will be able to successfully implement its turn-around strategy and return to profitability, there can be no assurance that it will be able to do so. Failure to return to profitability could have a material adverse effect on the Company's relationships with its vendors and lenders.

      Dependence on Key Personnel. The Company's success depends upon the active involvement of senior management personnel, particularly Ronald Unkefer, the Chairman and Chief Executive Officer and Kenneth R. Weller, the President. The loss of the full-time services of Ronald Unkefer, Kenneth R. Weller or other members of senior management could have a material adverse effect on the Company's results of operations and financial condition.

      Risks Associated With Competition. The retail consumer electronics industry is highly competitive. The Company competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy. Those competitors sell, among other products, audio and video consumer electronics products similar. Certain of these competitors have substantially greater financial resources than those of the Company. A number of different competitive factors could have a material adverse effect on the Company's results of operations and financial condition, including, but not limited to:

      -   Increased operational efficiencies of competitors;

      -   Competitive pricing strategies;

      -   Expansion by existing competitors;

      - Entry by new competitors into markets in which Good Guys is currently operating; or

      - Adoption by existing competitors of innovative store formats or retail sales methods.

      Seasonal and Quarterly Fluctuations in Sales. Like many retailers, seasonal shopping patterns affect the Company's business. The Good Guys is changing its fiscal year to end on the last day of February. After a five-month transitional period ending February 28, 2001, the next complete fiscal year (fiscal 2002) will begin on March 1, 2001. In the future, the fourth calendar quarter will include the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As a result, any factors negatively affecting the Company during such calendar quarter of any year could have a material adverse effect on results of operations for the entire year. More generally, the Company's quarterly results of operations also may fluctuate based upon such factors as:

      -   Competition;

      -   General regional and national economic conditions;

      -   Consumer trends;

      -   Changes in the Company's product mix;

      -   Timing of promotional events;

      -   New product introductions; and

      -   The Company's ability to execute its business strategy effectively.

      Changes In Consumer Demand and Preferences. The Company's success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those the Company offers, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels which generate wide consumer interest stimulate the demand for audio and video consumer electronics products. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products the Good Guys sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory.

      Dependence on Suppliers. The success of the Company's business and growth strategy depends to a significant degree upon its maintaining a good relationship with its suppliers, particularly brand-name suppliers of stereo and video equipment such as JVC, Mitsubishi, Panasonic, and Sony. The loss of any of these key vendors or the Company's failure to establish and maintain relationships with these or other vendors could have a material adverse effect on its results of operations and financial condition.

      Inventory Purchased from Foreign Vendors. The Company purchases a significant portion of its inventory from overseas vendors, particularly vendors headquartered in Japan. Although substantially all the Company's merchandise inventory purchases are domestically sourced and denominated in U.S. Dollars, changes in trade regulations, currency fluctuations or other factors may increase the cost of items purchased from foreign vendors or create shortages of such items, which could in turn have a material adverse effect on the Company's results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate the ability to successfully differentiate the Company from other competitors, thereby resulting in an adverse effect on the Company's sales, margin or competitive position.

      Shares Eligible for Future Sale. As of September 30, 2000, the Company had outstanding stock options and warrants to purchase an aggregate of 6,514,585 shares of common stock at exercise prices ranging from $2.87 to $20.50, of which options and warrants to purchase 3,893,260 shares are exercisable now. As of September 30, 2000, the Company had 3,467,647 outstanding restricted shares that have registration rights. The sale of restricted shares and the sale of shares covered by such options or warrants by the holders thereof, pursuant to existing registration statements or registration statements filed upon exercise of registration rights given them or pursuant to exemptions from registration, could have an adverse effect on the market price for our common stock.

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

      Differentiated customer service. The Company believes that superior service is an important factor in overall customer satisfaction, and that the Company differentiates itself from other consumer electronics retailers by providing superior service to its shoppers. The Company believes that friendly and knowledgeable product specialists are critical to satisfying customers interested in more fully featured, middle to high-end consumer electronics products. The Company's objective is to generate long-term repeat business from its customers.

      Expansion. Currently, the Company has a moratorium on opening new stores and relocating existing stores, although one store was relocated this year. However, when the Company does re-institute an expansion program, successful expansion will depend on, among other things, the Company's ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company's ability to open new stores quickly, to achieve economies of scale in advertising and distribution, and to gain market share from established competitors.


Merchandising

      The Company offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. The following table shows the approximate percentage of sales for each major product category for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.

                             YEAR ENDED SEPTEMBER 30

CATEGORY                                                   2000    1999*  1998*
--------                                                   ----    -----  -----
Video ...............................................        53%    45%    43%
Audio ...............................................        18%    16%    16%
Computer and home office ............................         0%    14%    17%
Mobile and wireless .................................        11%     9%    10%
Other (accessories, repair service, and extended
   service plans) ...................................        18%    16%    14%

   Total Company ....................................       100%   100%   100%

        *Certain reclassifications have been made to the 1999 and 1998 financial data in order to conform to the current year's presentation.


      For the year ended September 30, 2000, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony, and for audio and cellular products were, in alphabetical order, Denon, Sony and Yamaha.

      During the fiscal year ended September 30, 2000, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. One of the Company's suppliers, Sony, accounted for more than 10% of its merchandise mix.

      As part of the Company's new strategic initiatives, Good Guys is introducing new technology driven digital products and plans on establishing a distinct area to showcase these new products from various manufacturers.

      With the increasing growth and adoption of the Internet, consumer entertainment electronics retailers are poised to showcase "new" technology for personal applications. As part of the Company's strategy, Good Guys is developing strategic relationships with a number of companies involved with the invention of "cutting edge" digital products. The Company intends to capitalize on leading in the introduction of these new products, such as e-mail terminals, personal communication devices, Internet gaming machines and wireless Internet phones.


Marketing and Advertising

      Good Guys aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position the Company in its markets and drive store traffic. The Company's advertisements promote the Company as an entertainment electronics specialist and emphasize competitive prices, extensive selection, and superior customer service from knowledgeable product specialists.

      To support its marketing strategy, Good Guys promotes its merchandise through an advertising program which emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television. The Company's primary advertising channel is in weekly newspaper advertisements which highlight specific products and their prices and specific financing plans, many times in connection with specific promotions. The Company targets the bulk of these advertisements to run on Fridays and Sundays in order to drive "impulse" weekend purchases. These advertisements include some low-priced products to draw attention, but also emphasize the Company's more fully featured models and higher-end entertainment electronics products. Also, Good Guys has an active customer database, which is used for targeted mailings of catalogs and other promotional advertisements and materials. The Company's television advertising focuses primarily on "image" ads which consist of name recognition advertising emphasizing Good Guys name and its broad and high-quality name brand product selection, its knowledgeable sales force, customer-oriented stores, and competitive prices. The Company believes that its direct mail activities leverage and complement its general media advertising campaigns.

      The Company plans and directs all print, direct mail and television advertisements. The advertisements are produced by outside vendors in order to control costs and give maximum flexibility. The Company has increased its advertising and marketing budgets in fiscal 2000 by more than 20% in order to promote an integrated branding and marketing campaign. This campaign is designed to convey the Company's commitment to provide early adopter, tech-savvy consumers and middle and upper income customers with a distinctive selection of consumer entertainment electronics.


Customer Service

      The Company believes that knowledgeable and friendly product specialists are critical to providing superior customer service. As of September 30, 2000, the Company had 1,994 highly trained part-time and full-time product specialists.

      All product specialists attend a full-time, in-house initial training program. The Company's training program is continually updated and is designed to develop good sales practices and techniques and to provide specialists with the knowledge base to explain and demonstrate to shoppers the use and operation of store merchandise. This training enables specialists to better understand customer needs and to help them select products that meet those needs.

      The Company's satisfaction guarantee policy provides that a product generally may be returned within 30 days of purchase for a full refund or an exchange for another product. When purchasing a product from the Company, customers may elect to purchase a Extended Service Plan under which a third party provides extended service coverage beyond the period covered by the manufacturer's warranty.

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

      The Company operates: Original Concept stores, Generation 21 format, and EXPO format.

      - Original Concept: The original concept stores sell the full range of Good Guys merchandise, such as television, video and stereo components, car stereos, cameras, tapes, and related accessories. The original concept stores typically range from 15,000 to 20,000 square feet. The Company currently has 37 original concept stores.

      - Generation 21: In fiscal 1995, Good Guys introduced its first Generation 21 stores. These store formats are large and brighter than the original concept stores and feature more interactive displays, easily accessible merchandise, and vibrant graphics. The Generation 21 stores typically range in size from 20,000 to 25,000 square feet. The Company currently has 25 Generation 21 stores.

      - EXPO: In November 1996, the Company introduced its EXPO store design. The EXPO format provides greater merchandise flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with sales consultants to design system solutions for their homes. The EXPO stores typically range from 25,000 to 30,000 square feet. The Company currently has 17 EXPO stores.

      Good Guys jointly operates 5 locations with Tower Records which are promoted as WOW! Stores. These include 2 Generation 21 style formats and 3 EXPO formats. These stores offer the exact same entertainment electronics assortments as other Good Guys locations as well as a full range of music, video and books offered by Tower Records. Good Guys occupies approximately 30,000 square feet in each of the WOW! Stores. The Company is planning to test the licensing of approximately 3,000 square feet in other of our locations to Tower Records, which would offset occupancy costs and increase traffic. Two locations in Las Vegas will be fully operational in the first quarter of fiscal 2001. If successful, the concept has the potential to be expanded to most Good Guys locations.

      Each store generally has one store manager, sales managers and an operations manager. The store manager oversees the store's operations and the sales managers supervise the product specialists. Product specialists are specialized by product category. Product specialists handle all aspects of the customer interface: providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and handling the payment, and bringing the goods from the stockroom to the customer. Cashiers have been re-introduced to all locations to give customers a grab and go (grab-n-go) option on impulse purchases and also to assist the product specialists in transactions.

      Store operations are overseen by a senior management team, which holds frequent meetings with the store managers. Merchandising and store operation policies for all stores are established by senior management.

Distribution

      The Company operates a 460,000 square foot operations center in Hayward, California. Deliveries are generally made to each store from three to seven days a week depending on the season, location of stores, and store sales volumes. Quantities are determined by the Company's automated replenishment system. The Company believes that this frequency and method of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

Management Information Systems

      The Company's management information system is a distributed, on-line network of computers that links all stores, delivery locations, service centers, credit providers, the distribution facility and the corporate offices into a fully integrated system. Each store has its own system, which allows store management to track sales and inventory at the product, customer or product specialist level. The Company's point of sale system allows the capture of sales data and customer information and allows the tracking of merchandising trends and inventory levels on a daily basis.

Competition

      The business of the Company is highly competitive. The Company competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. To some extent, the Company also competes with drugstores, supermarkets and others that make incidental sales of electronics products. Competitors of the Company include Circuit City, Best Buy, Sears, Walmart, Target, Radio Shack and many regional and local electronics chains and independent stores.

      The Company's strategy is to compete by being a value-added retailer, offering a broad selection of top national brand name merchandise sold at competitive prices by a friendly, knowledgeable and motivated team of specialists.

Seasonality

      The Good Guys is changing its fiscal year to end on the last day of February. After a five-month transitional period ending February 28, 2001, the next complete fiscal year (fiscal 2002) will begin on March 1, 2001. In the future, the fourth calendar quarter will include the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As is the case with many other retailers, the Company's sales are higher during the Christmas season than during other periods of the year, and have previously been between 31% to 33% of the Company's annual sales.

Employees

      At September 30, 2000, the Company employed approximately 4,190 persons, of whom 554 were salaried, 1,642 were hourly non-selling associates and 1,994 were salespeople on commission against a minimum guarantee. At September 30, 2000, approximately 175 of its employees were employed in the Company's executive offices; the balance was employed in its stores, distribution center, home delivery center, and service centers. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

ITEM 2. PROPERTIES.

      Of the Company's stores in California, 20 are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, 3 in Sacramento, 7 in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, Good Guys operates 9 stores in the State of Washington, 5 stores in Oregon and 4 stores in Nevada. All of the stores are leased under leases that have expiration dates in years ranging from 2002 to 2019.

      The Company's operations center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires (assuming that lease options are exercised) in 2011.

      The Company currently maintains approximately 35,000 square foot executive offices under lease in Brisbane, California at 7000 Marina Boulevard. The Company has entered into a lease amendment and termination agreement for the executive offices and will relocate its executive offices in early 2001 to more economic space leased from a new landlord.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      Not Applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

      The executive officers of the Company and their respective ages and positions with the Company are as follows:

      NAME                            AGE   POSITION
      ----                            ---   --------
      Ronald A. Unkefer ........      56    Chairman and Chief Executive Officer
      Kenneth R. Weller ........      52    President
      Cathy A. Stauffer ........      41    Vice President, Merchandising
      George J. Hechtman .......      50    Vice President, Administration
      Robert A. Stoffregen .....      51    Vice President and Chief Financial
                                            Officer

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

      Kenneth R. Weller become President of the Company in August, 2000. From April 1993 to August 2000, Mr. Weller served as Vice President of Sales of Best Buy and from July 1982 to April 1993 he served as Vice President of Stores of the Company.

      Cathy A. Stauffer became Vice President, Merchandising in July 1999. From January 1989 to April 1993, Ms. Stauffer served as Vice President, Advertising of the Company. From May 1993 to December 1996 Ms. Stauffer pursued personal interests. She returned to the Company as a consultant in January 1997 and was named Vice President, Quality in August 1997.

      George J. Hechtman was appointed as the Vice President of Administration of the Company in April 2000. Mr. Hechtman was Senior Vice President of Store Operations for Office Max from 1994 to 1999 and Vice President of Merchandising and Franchise Operations for BizMart from 1991 to 1993. From July 1999 until joining the Company, he was Executive Vice President and Chief Operating Officer of Blue Dot Services, a heating and air conditioning contractor. A 25-year veteran of retail operations and consumer product merchandising, Mr. Hechtman has held various positions in consumer electronic merchandising at Circuit City, Montgomery Ward and Pacific Stereo and has provided consulting services to retailers ranging from McDonalds to Tandy Corporation.

      Robert A. Stoffregen, CPA, JD was appointed Vice President of Finance and Chief Financial Officer in October 2000. From 1991 to 1994, Mr. Stoffregen served as Senior Vice President/Chief Financial Officer for The Sharper Image and from 1994 to October 2000, he served in various capacities for companies that included the California Culinary Academy, Radical Entertainment and Zap Me! Corporation. He began his career with Deloitte & Touche in 1976 where he rose to the level of partner in the firm's retail specialty group.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      Incorporated by reference from page 32 of the Company's 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

      Incorporated by reference from page 12 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Incorporated by reference from pages 13 through 17 of the Company's 2000 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

      Incorporated by reference from page 17 of the Company's 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Incorporated by reference from pages 18 through 30 of the Company's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after September 30, 2000 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

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

      Included in Part II of this report by incorporation by reference from the 2000 Annual Report to Shareholders:

                  Independent Auditors' Report (page 31 of the 2000 Annual Report to Shareholders)

                  Consolidated statements of operations for each of the three years in the period ended September 30, 2000 (page 19 of the 2000 Annual Report to Shareholders)

                  Consolidated balance sheets as of September 30, 2000 and 1999 (page 18 of the 2000 Annual Report to Shareholders)

                  Consolidated statements of shareholders' equity for each of the three years in the period ended September 30, 2000 (page 20 of the 2000 Annual Report to Shareholders)

                  Consolidated statements of cash flows for each of the three years in the period ended September 30, 2000 (page 21 of the 2000 Annual Report to Shareholders)

                  Notes to consolidated financial statements (pages 22 through 30 of the 2000 Annual Report to Shareholders)

            (2)   Financial Statement Schedules.

                  Independent Auditor's Report on Financial Statement Schedule

                  Schedule II Valuation and Qualifying Accounts

      All other schedules are omitted because they are not required or are not applicable, or the information is included in the financial statements.

      (b)   REPORTS ON FORM 8-K.

      A Report on Form 8-K for the quarter ended September 30, 2000 was filed on August 28, 2000 (appointment of Kenneth R. Weller as President and completion of private placement).

      (c) Exhibits.

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

    10.3 Employee Stock Purchase Plan, as amended.* (Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1999, incorporated herein by reference).

    10.4          Amended and Restated 1994 Stock Incentive Plan.*


----------------

* Compensatory plan or arrangement.

    10.5 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys -
                  California, Inc. (Exhibit 10.18 to the Company's Form 10-K
                  Annual Report for the fiscal year ended September 30, 1995;
                  incorporated herein by reference.)

    10.6          Form of Operating Agreement, for WOW! Stores between MTS,
                  Inc., dba Tower Records/Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit
                  10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

    10.7          Loan Agreement between Good Guys-California, Inc. and Bank of
                  America and GE Capital, dated as of September 30, 1999.
                  (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

    10.8          Stock Purchase Agreement, dated June 1, 1999, between Ronald
                  A. Unkefer and the Company. (Exhibit 10.15 to the Company's
                  Report on Form 10-Q for the quarter ended June 30, 1999;
                  incorporated herein by reference.)

    10.9          Employment Agreement dated June 2, 1999, between Ronald A.
                  Unkefer and the Company. (Exhibit 10.16 to the Company's
                  Report on Form 10-Q for the quarter ended June 30, 1999;
                  incorporated herein by reference)*

    10.10 Form of severance agreement entered into with Cathy Stauffer in June 1999. (Exhibit 10.17 to the Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference)*

    10.11 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999; incorporated herein by reference).

    10.12         Executive Employment Agreement with Kenneth R. Weller, dated
                  August 15, 2000. (Exhibit 10.14 to the Company's Report on
                  Form 8-K filed on August 29, 2000; incorporated herein by reference.)

    10.13         Stock and Warrant Subscription Agreement, dated as of August
                  15, 2000, between The Good Guys, Inc. and Kenneth R. Weller.
                  (Exhibit 10.15 to the Company's Report on Form 8-K filed on
                  August 29, 2000; incorporated herein by reference.)

    10.14         Stock Purchase Agreement, dated as of August 15, 2000, between
                  The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

    10.15 Registration Rights Agreement, dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule
                  A thereto. (Exhibit 10.17 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

    10.16         Form of Warrant to Purchase Shares of Common Stock of The Good
                  Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company's Report on Form 8-K filed on August 29, 2000;
                  incorporated herein by reference.)

    10.17 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.*

    10.18 Letter agreement between Robert A. Stoffregen and the Company, dated September 29, 2000.*

    10.19 Option Agreement between George Hechtman and the Company, dated April 26, 2000.*

    10.20 Option Agreement between Robert A. Stoffregen and the Company, dated October 6, 2000.*

    10.21 Option Agreement between the Company and Stanley R. Baker, dated July 27, 2000.*

    13.1          Annual Report to Shareholders for fiscal year ended September
                  30, 2000 (pages incorporated by reference).

    21.1          List of Subsidiaries.

    23.1          Independent Auditors' Consent.

    24.1          Power of Attorney.

    27.1          Financial Data Schedule.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of The Good Guys, Inc.:

We have audited the consolidated financial statements of The Good Guys, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and for each of the three fiscal years in the period ended September 30, 2000 (as restated), and have issued our report thereon dated December 5, 2000; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Good Guys, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
December 5, 2000



                                   SCHEDULE II

                       THE GOOD GUYS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)



            Column A                    Column B       Column C        Column D      Column E
           -----------                -----------    ------------    ------------   -----------
                                                      Additions
                                       Balance at     Charged to                    Balance at
                                       Beginning      Costs and                       End of
           Description                 of Period       Expenses       Deductions      Period
           -----------                -----------    ------------    ------------   -----------
Period Ended September 30, 1998:
Allowance for Doubtful Accounts         $1,196                          $ 47         $1,149

Period Ended September 30, 1999:
Allowance for Doubtful Accounts         $1,149          $400            $ 86         $1,463

Period Ended September 30, 2000:
Allowance for Doubtful Accounts         $1,463          $488            $468         $1,483

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 29, 2000               THE GOOD GUYS, INC.


                                        By: /s/ RONALD A. UNKEFER
                                           -------------------------------------
                                            Ronald A. Unkefer
                                            Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ RONALD A. UNKEFER                          Chairman and Chief Executive Officer              December 29, 2000
-----------------------------------------      (Principal Executive Officer)
(Ronald A. Unkefer)

/s/ ROBERT A. STOFFREGEN                       Chief Financial Officer                           December 29, 2000
-----------------------------------------      (Principal Financial and Accounting Officer)
(Robert A. Stoffregen)

/s/ STANLEY R.  BAKER*                         Director                                          December 29, 2000
-----------------------------------------
(Stanley R. Baker)

/s/ RUSSELL M.  SOLOMON*                       Director                                          December 29, 2000
-----------------------------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*                            Director                                          December 29, 2000
-----------------------------------------
(John E. Martin)

/s/ W. HOWARD LESTER*                          Director                                          December 29, 2000
-----------------------------------------
(W. Howard Lester)

/s/ GARY M. LAWRENCE*                          Director                                          December 29, 2000
-----------------------------------------
(Gary M. Lawrence)

/s/ JOSEPH P. CLAYTON*                         Director                                          December 29, 2000
-----------------------------------------
(Joseph P. Clayton)

/s/ JOSEPH M. SCHELL*                          Director                                          December 29, 2000
-----------------------------------------
(Joseph M. Schell)

/s/ KENNETH R. WELLER*                         Director                                          December 29, 2000
-----------------------------------------
(Kenneth R. Weller)

*By /s/ ROBERT A. STOFFREGEN
   --------------------------------------
   Robert A. Stoffregen, Attorney-in-Fact

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

    10.3 Employee Stock Purchase Plan, as amended.* (Exhibit 10.4 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1999, incorporated herein by reference).

    10.4          Amended and Restated 1994 Stock Incentive Plan.*

    10.5 Assignment and Assumption Agreement, dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys -
                  California, Inc. (Exhibit 10.18 to the Company's Form 10-K
                  Annual Report for the fiscal year ended September 30, 1995;
                  incorporated herein by reference.)

    10.6          Form of Operating Agreement, for WOW! Stores between MTS,
                  Inc., dba Tower Records/Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit
                  10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

    10.7          Loan Agreement between Good Guys-California, Inc. and Bank of
                  America and GE Capital, dated as of September 30, 1999.
                  (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

    10.8          Stock Purchase Agreement, dated June 1, 1999, between Ronald
                  A. Unkefer and the Company. (Exhibit 10.15 to the Company's
                  Report on Form 10-Q for the quarter ended June 30, 1999;
                  incorporated herein by reference.)

    10.9          Employment Agreement dated June 2, 1999, between Ronald A.
                  Unkefer and the Company. (Exhibit 10.16 to the Company's
                  Report on Form 10-Q for the quarter ended June 30, 1999;
                  incorporated herein by reference)*

    10.10 Form of severance agreement entered into with Cathy Stauffer in June 1999. (Exhibit 10.17 to the Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference)*

    10.11 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999; incorporated herein by reference).

    10.12         Executive Employment Agreement with Kenneth R. Weller, dated
                  August 15, 2000. (Exhibit 10.14 to the Company's Report on
                  Form 8-K filed on August 29, 2000; incorporated herein by reference.)

    10.13         Stock and Warrant Subscription Agreement, dated as of August
                  15, 2000, between The Good Guys, Inc. and Kenneth R. Weller.
                  (Exhibit 10.15 to the Company's Report on Form 8-K filed on
                  August 29, 2000; incorporated herein by reference.)

    10.14         Stock Purchase Agreement, dated as of August 15, 2000, between
                  The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

    10.15 Registration Rights Agreement, dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule
                  A thereto. (Exhibit 10.17 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)


----------------
* Compensatory plan or arrangement.

    10.16         Form of Warrant to Purchase Shares of Common Stock of The Good
                  Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company's Report on Form 8-K filed on August 29, 2000;
                  incorporated herein by reference.)

    10.17 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.*

    10.18 Letter agreement between Robert A. Stoffregen and the Company, dated September 29, 2000.*

    10.19 Option Agreement between George Hechtman and the Company, dated April 26, 2000.*

    10.20 Option Agreement between Robert A. Stoffregen and the Company, dated October 6, 2000.*

    10.21 Option Agreement between the Company and Stanley R. Baker, dated July 27, 2000.*

    13.1          Annual Report to Shareholders for fiscal year ended September
                  30, 2000 (pages incorporated by reference).

    21.1          List of Subsidiaries.

    23.1          Independent Auditors' Consent.

    24.1          Power of Attorney.

    27.1          Financial Data Schedule.