Form 10-Q
period 2000-12-31
GOOD GUYS INC
filed 2001-02-14
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       or

[     ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               -------------        -------------


                         Commission File Number: 0-14134

                               THE GOOD GUYS, INC.
             (exact name of registrant as specified in its charter)



              DELAWARE                                  94-2366177
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



         CLASS                     OUTSTANDING AS OF January 31, 2000
         -----                     ----------------------------------
         Common Stock                          22,867,055

                               THE GOOD GUYS, INC.

                                      INDEX




PART I: FINANCIAL INFORMATION                                                           Page
------------------------------                                                          ----
Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets -
                  December 31, 2000 and September 30, 2000                               3

             Condensed Consolidated Statements of Operations -
                  Three month periods ended December 31, 2000 and 1999                   4

             Condensed Consolidated Statement of Changes in Shareholders' Equity -
                  Three month period ended December 31, 2000                             5

             Condensed Consolidated Statements of Cash Flows -
                  Three month periods ended December 31, 2000 and 1999                   6

             Notes to Condensed Consolidated Financial Statements                        7

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    8


PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                                                          10

Item 6.      Exhibits and Reports on Form 8-K                                           10

SIGNATURES                                                                              11




                       THE GOOD GUYS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                           December 31,            September 30,
                                                                               2000                    2000
                                                                       --------------------    --------------------
Assets
CURRENT ASSETS:
     Cash and cash equivalents                                         $            28,312     $             7,208
     Accounts receivable, net                                                       19,339                  15,106
     Merchandise inventories                                                       144,030                 121,458
     Prepaid expenses                                                                9,900                  11,088
                                                                       --------------------    --------------------
         Total current assets                                                      201,581                 154,860

PROPERTY AND EQUIPMENT, NET
     Leasehold improvements                                                         73,585                  73,629
     Furniture, fixtures and equipment                                              76,150                  76,058
     Construction in progress                                                        2,253                   1,269
                                                                       --------------------    --------------------
     Total property and equipment                                                  151,988                 150,956
     Less accumulated depreciation and amortization                                (89,715)                (86,148)
                                                                       --------------------    --------------------
     Property and equipment, net                                                    62,273                  64,808

OTHER ASSETS                                                                           448                     448
                                                                       --------------------    --------------------
           Total Assets                                                $           264,302     $           220,116
                                                                       ====================    ====================

Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
     Accounts payable                                                  $            74,028     $            57,395
     Accrued expenses and other liabilities:
           Accrued payroll                                                          12,496                   9,542
           Sales taxes payable                                                      11,007                   5,751
           Other                                                                    33,949                  22,551
                                                                       --------------------    --------------------
     Total current liabilities                                                     131,480                  95,239

REVOLVING CREDIT DEBT                                                               35,993                  34,358

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value:
           Authorized - 2,000,000 shares
           Issued -none                                                                 --                      --
     Common stock, $.001 par value
           Authorized -40,000,000 shares
           Issued and outstanding -22,867,055 and
           22,763,194 shares, respectively                                              23                      23
     Additional paid-in-capital                                                    103,730                 103,222
     Retained earnings (deficit)                                                    (6,924)                (12,726)
                                                                       --------------------    --------------------
           Total shareholders' equity                                               96,829                  90,519
                                                                       --------------------    --------------------
Total Liabilities and Shareholders' Equity                             $           264,302     $           220,116
                                                                       ====================    ====================

                 The accompanying notes are an integral part of
                          these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                                December 31,
                                                                ------------
                                                          2000              1999
                                                     --------------    -------------
Net sales                                            $     282,157     $    260,941
Cost of sales                                             (203,376)        (182,163)
                                                     --------------    -------------
             Gross profit                                   78,781           78,778
Selling, general and administrative expense                (67,791)         (68,757)
Depreciation and amortization                               (3,559)          (3,699)
Gain from property transactions                                  -            1,025
                                                     --------------    -------------
Income from operations                                       7,431            7,347
Interest expense, net                                       (1,629)          (1,728)
                                                     --------------    -------------

             Net income                              $       5,802      $     5,619
                                                     ==============    =============


Net income per common share
             Basic                                   $        0.25     $       0.29
                                                     ==============    =============
             Diluted                                 $        0.25     $       0.27
                                                     ==============    =============

Weighted average shares
             Basic                                          22,864           19,700
                                                     ==============    =============
             Diluted                                        23,094           21,024
                                                     ==============    =============





                 The accompanying notes are an integral part of
                          these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000
                        (In thousands except share data)
                                   (Unaudited)




                                                    Common Stock                   Additional       Retained
                                               ------------------------             Paid-in         Earnings
                                                Shares         Amount               Capital         (Deficit)        Total
                                               -------        ---------           -----------     -------------   ------------
Balance at September 30, 2000                  22,763,194     $      23        $     103,222      $    (12,726)   $    90,519

Issuance of common stock
     under employee
     stock purchase plan                           99,611             -                  323                              323

Exercise of stock options
     and warrants                                   7,250             -                   37                               37

Restricted stock
     Amortization                                                                        163                              163
     Cancellation                                  (3,000)            -                  (15)                             (15)

Net income for the three-month period
     ended December 31, 2000                                                                             5,802          5,802
                                               ----------       -------           -----------     -------------   ------------

Balance at December 31, 2000                   22,867,055       $    23           $  103,730      $     (6,924)   $    96,829
                                               ==========       =======           ===========     =============   ============










                 The accompanying notes are an integral part of
                          these financial statements.

                       THE GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                            December 31,
                                                                             -------------------------------------------
                                                                                  2000                         1999
                                                                             --------------               --------------

Cash Flows from Operating Activities:

     Net income                                                              $       5,802               $        5,619
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                                             3,559                        3,699
           Gain on sale of land                                                         --                       (1,025)
           Non-cash stock based compensation                                            70                           76
           Provision for doubtful accounts                                             217                         (579)
           Restricted stock amortization                                                92                           23
           Changes in assets and liabilities:
               Accounts receivable                                                  (4,450)                      (7,779)
               Merchandise inventories                                             (22,572)                     (18,014)
               Prepaid expenses and other assets                                     1,188                       (4,651)
               Accounts payable                                                     16,633                       38,207
               Accrued expenses and other liabilities                               19,588                       22,392
                                                                             --------------               --------------
         Net cash provided by (used in) operating activities                        20,127                       37,968
                                                                             --------------               --------------

Cash Flows from Investing Activities:
     Sale of land                                                                       --                        3,208
     Capital expenditures, net                                                      (1,024)                         (41)
                                                                             --------------               --------------
          Net cash provided by (used in) investing activities                       (1,024)                       3,167
                                                                             --------------               -------------

Cash Flows from Financing Activities:
     Net proceeds from borrowing (repayment) of revolving credit                     1,635                      (43,158)
     Proceeds from issuance of common stock                                            366                          821
                                                                             --------------               --------------
         Net cash provided by (used in) financing activities                         2,001                      (42,337)
                                                                             --------------               --------------

         Net increase (decrease) in cash and cash equivalents                       21,104                       (1,202)

         Cash and cash equivalents at beginning of period                            7,208                        2,556
                                                                             --------------               --------------

         Cash and cash equivalents at end of the period                      $      28,312                $       1,354
                                                                             ==============               ==============




                     The accompanying notes are an integral
                      part of these financial statements.

THE GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheets at December 31, 2000 and September 30, 2000, and the consolidated statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999 have been prepared by The Good Guys, Inc. (the "Company"), without audit. In the opinion of management, the consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2000 and September 30, 2000, and the results of operations and cash flows as of December 31, 2000 and 1999, and for the three-month periods then ended. The balance sheet at September 30, 2000, presented herein, has been derived from the audited balance sheet of the Company. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

         The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations:



                                                              Three Months Ended
                                                                 December 31,
                                                              2000              1999
                                                              ----              ----
                  Basic shares                                22,864            19,700
                  Effect of dilutive stock warrants              176               975
                  Effect of dilutive stock options                54               349
                                                              ------            ------
                  Diluted shares                              23,094            21,024
                                                              ======            ======


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company's merchandise sales mix including discontinued product categories, general economic conditions and other factors referred to in the Company's fiscal 2000 Annual Report on Form 10-K under "Information Regarding Forward Looking Statements".

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 2000 were $282.1 million, compared to $260.9 million for the same period last year. This represented an 8.1% increase in sales for the quarter, primarily attributable to strong sales growth from the prosperous economic regions in Northern and Southern California and Washington. Each of these regions continued to post strong growth in product sales, led by the demand for televisions, camcorders, and digital technologies, such as DVD, DSS, digital cameras and internet devices. The growth rate for our Extended Service Plan ("ESP" formerly, Premier Performance Guarantee) was 3.9%. The lower ESP growth rate during the holiday buying season reflects customer reluctance to purchase extended warranties on gift purchases.

The Company's gross profit as a percentage of net sales decreased to 27.9% in the three months ended December 31, 2000, compared to 30.2% for the same period last year. The decrease in the gross profit percentage reflects a shift in product mix from higher margin audio components to relatively lower-margin video products. The shift in product mix is attributed to improved availability and in-stock position of video products compared to the previous year. The current mix is expected to be representative for the immediate future.

Selling, general and administrative expense, including depreciation and amortization, decreased by $1.1 million in the three months ended December 31, 2000, compared to the corresponding period in the prior year. These expenses represented 25.3% of net sales in the three months ended December 31, 2000 compared to 27.7% for the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the first quarter is primarily due to improved management of advertising expenditures and an increase in vendor reimbursements for shared advertising expenses, partially offset by store expenses which vary with sales volume.

Interest expense decreased $99,000 in the three months ended December 31, 2000 compared to the corresponding period last year. The decrease was primarily due to a minor decrease in the average loan balance for the three months ended December 31, 2000.

As a result of the factors discussed above, the net profit for the three months ended December 31, 2000 was $5.8 million compared to net profit of $5.6 million for the three months ended December 31, 1999. The prior year net profit included a one-time gain of $1.0 million from the sale of real estate. The net profit per diluted share for the three months ended December 31, 2000 was $0.25 per share, compared to net profit of $0.27 per diluted share for the prior year. The change in net earnings per diluted share primarily reflects approximately 2.0 million shares issued under a private placement in August 2000.


Liquidity and Capital Resources

At December 31, 2000, the Company had cash and cash equivalents of $28.3 million. The Company's working capital was $70.1 million at December 31, 2000 compared to $59.6 million at September 30, 2000. Net cash provided by operating activities was $20.1 million for the three months ended December 31, 2000 compared to $38.0 million for the prior year. The company reported net income of $5.8 million for the three months ended December 31, 2000 and generated cash from increases in accounts payable and accrued expense balances primarily for accrued payroll, sales tax and advertising as it ended the holiday selling season. These cash increases were partially offset by increases in inventories.

Net cash used in investing activities was $1.0 million for the three months ended December 31, 2000, as compared to $3.2 million provided by investing activities for the prior year. In the prior year, the Company sold a parcel of land for $3.2 million. Cash used for increases in fixed assets was limited to approximately $1.0 million due to the Company's decision not to open or significantly remodel stores.

The Company maintains a three-year $100 million revolving credit facility with no operating covenants. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. At December 31, 2000, the Company had borrowings of $36.0 million outstanding under the revolving credit agreement and $32.0 million of the credit line was reserved under a vendor financing agreement, leaving an availability of $32.0 million based on current inventory levels.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and lease financing arrangements.


Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there has be minimal impact from inflation within the consumer electronics industry because of competition among manufacturers and technological changes, and therefore, inflation has not had a material effect on the Company's net sales or cost of sales.

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company's line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank's reference rate as of December 31, 2000), the Company's results from operations and cash flows would not be materially affected.

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


Item 6.           Exhibits and Reports on Form 8-K

         a) Exhibits


                  27.1     Financial Data Schedule

         b) Reports on Form 8-K filed during the quarter.
On November 15, 2000, the Company announced a change in its fiscal year for fiscal years ending after September 30, 2000 to a fiscal year ending on February 28 of each year (or February 29 in leap years). The form on which the report covering the transition period will be filed will be on Form 10-K for the five-month transition period ending on February 28, 2001.

On December 7, 2000 the Registrant announced financial results for the fourth quarter and fiscal year ended September 30, 2000 and restated results of operations for fiscal 1998 and 1999. The restatement of the results of operations for fiscal 1999 did not effect the three-month period ended December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                                      THE GOOD GUYS, INC.


Date:     February 14, 2001                 By:  /S/ ROBERT A. STOFFREGEN
          --------------------                   ---------------------------
                                                 Robert A. Stoffregen
                                                 Chief Financial Officer