Form 10-K
period 2001-02-28
GOOD GUYS INC
filed 2001-05-25
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from October 1, 2000 to February 28, 2001

                         Commission File Number 0-14134

                                ----------------

                                 GOOD GUYS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     94-2366177
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

             1600 Harbor Bay Parkway, Alameda, California 94502-1840
             -------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (510) 747-6000

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $79,898,878 as of April 30, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 30, 2001, there were 23,215,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of definitive proxy statement filed with Securities and Exchange Commission relating to the Company's 2001 Annual Meeting of Shareholders. (Part III of Form 10-K)

                                INTRODUCTORY NOTE

Good Guys, Inc. changed its fiscal year end from September 30 to the last day of February. This Transition Report on Form 10-K includes information for the five-month period from October 1, 2000, through February 28, 2001. A separate Form 10-K was filed previously for the fiscal year ended September 30, 2000.

                                     PART I.

ITEM 1. BUSINESS.

General

      Good Guys was incorporated as The Good Guys, Inc. in California in 1976. On March 4, 1992, the Company changed its state of incorporation from California to Delaware by merging into a wholly owned Delaware subsidiary formed for that purpose. In September 1995, The Good Guys, Inc. transferred substantially all of its assets and liabilities to The Good Guys-California, Inc., its wholly owned operating subsidiary. On April 16, 2001, The Good Guys, Inc. changed its corporate name from The Good Guys, Inc. to Good Guys, Inc. and The Good Guys -- California, Inc. changed its name to Good Guys California, Inc. Unless the context otherwise requires, the terms "Company" or "Good Guys" refers to Good Guys, Inc., together with its operating subsidiary.

      Good Guys is a leading specialty retailer of consumer entertainment electronics, offering a distinctive selection of fully featured digital and high-tech products from more than 100 of the world's most respected manufacturers. Good Guys currently operates 79 stores in California, Nevada, Oregon and Washington. In California, 20 stores are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, three in Sacramento, seven in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, Good Guys operates nine stores, five stores and four stores, respectively.

Change In Fiscal Year

      As previously reported, Good Guys has changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align Good Guys financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the Company and its major competitors. This report is for the five-month transition period ended February 28, 2001.

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

      Recent Net Income (Losses) and Restructuring. For the five-month transition period ended February 28, 2001, Good Guys reported net income of $1.3 million compared to net income for the same year-ago period of $1.1 million. However, Good Guys experienced net losses for the fiscal years ended September 30, 2000, and September 30, 1999, of $17.3 million and $39.9 respectively. Although Good Guys believes it will be able to successfully implement its turnaround strategy and return to profitability, there can be no assurance that it will be able to do so. Failure to return to profitability could have a material adverse effect on the Company's relationships with its vendors and lenders.

      Dependence on Key Personnel. The Company's success depends upon the active involvement of senior management personnel, particularly Chairman and Chief Executive Officer Ronald A. Unkefer and President Kenneth R. Weller. The loss of the full-time services of Ronald A. Unkefer, Kenneth R. Weller or other members of senior management could have a material adverse effect on the Company's results of operations and financial condition.

      Risks Associated With Competition. The retail consumer electronics industry is highly competitive. Good Guys competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy. Those competitors sell, among other products, similar audio and video consumer electronics products. Certain of these competitors have substantially greater financial resources than those of Good Guys. A number of different competitive factors could have a material adverse effect on the Company's results of operations and financial condition, including, but not limited to:

      -  Increased operational efficiencies of competitors;

      -  Competitive pricing strategies;

      -  Expansion by existing competitors;

      - Entry by new competitors into markets in which Good Guys is currently operating; or

      - Adoption by existing competitors of innovative store formats or retail sales methods.

      Seasonal and Quarterly Fluctuations in Sales. Like many retailers, seasonal shopping patterns affect the Company's business. Good Guys changed its fiscal year to end on the last day of February. The next complete fiscal year (fiscal 2002) began on March 1, 2001. In the new fiscal year, the fourth fiscal quarter will include the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As a result, any factors negatively affecting the Company during the fourth calendar quarter of any year could have a material adverse effect on results of operations for the entire year. More generally, the Company's quarterly results of operations also may fluctuate based upon such factors as:

      -  Competition;

      -  General regional and national economic conditions;

      -  Consumer trends;

      -  Changes in the Company's product mix;

      -  Timing of promotional events;

      -  New product introductions; and

      -  The Company's ability to execute its business strategy effectively.

      Changes In Consumer Demand and Preferences. The Company's success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronic products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those Good Guys offers, are affected by, among other things, prevailing economic conditions. In addition, the periodic introduction and availability of new products and technologies at price levels that generate wide consumer interest stimulate the demand for audio and video consumer electronics products. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Good Guys sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or from lower margins if Good Guys should need to mark down excess inventory to stimulate sales.

      Dependence on Suppliers. The success of the Company's business and growth strategy depends to a significant degree upon its maintaining good relationships with its suppliers, particularly brand-name suppliers of audio and video equipment such as JVC, Mitsubishi, Panasonic and Sony. The loss of any of these key vendors or the Company's failure to establish and maintain relationships with these or other vendors could have a material adverse effect on its results of operations and financial condition.

      Inventory Purchased from Foreign Vendors. Good Guys purchases a significant portion of its inventory from overseas vendors, particularly vendors headquartered in Japan. Although substantially all the Company's merchandise inventory purchases are domestically sourced and denominated in U.S. Dollars, changes in trade regulations, currency fluctuations or other factors may increase the cost of items purchased from foreign vendors or create shortages of such items, which could in turn have a material adverse effect on the Company's results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate the ability to successfully differentiate Good Guys from other competitors, thereby resulting in an adverse effect on the Company's sales, margins or competitive position.

      Shares Eligible for Future Sale. As of February 28, 2001, the Company had outstanding stock options and warrants to purchase an aggregate of 6,701,301 shares of common stock at exercise prices ranging from $2.63 to $21.00, of which options and warrants to purchase 3,895,815 shares are exercisable now. As of February 28, 2001, the Company had 57,729 outstanding restricted shares. The sale of restricted shares and the sale of shares covered by such options or warrants by the holders thereof could have an adverse effect on the market price for the Company's common stock.

Business Strategy

      Good Guys goal is to be the leading specialty retailer of consumer entertainment electronics in each of its markets. The cornerstones of its business strategy include:

      Merchandising. The Company's merchandising strategy is to provide shoppers with a differentiated selection of fully featured consumer entertainment electronics, including name brand products at popular price points and higher-end brands and models not available at most major retailers. Merchandise is offered at competitive prices and backed by a low price guarantee.

      Marketing. Good Guys aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position itself in its markets and to increase store traffic. Advertising is primarily directed toward the Company's target customer base of early adopters, tech savvy consumers and middle to upper-income households. Stores are designed to be exciting and easy to shop and are located in high visibility and high traffic commercial areas.

      Differentiated Customer Service. Good Guys believes that superior service is an important factor in overall customer satisfaction and that Good Guys differentiates itself from other consumer electronics retailers by providing superior service to its shoppers via a sales staff of highly trained, commissioned product specialists. Good Guys believes that friendly and knowledgeable product specialists are critical to satisfying customers interested in more fully featured, middle to high-end consumer electronics products. The Company's objective is to generate long-term repeat business from its customers.

      Expansion. Currently, the Company has a moratorium on opening new stores and relocating existing stores. However, when the Company does re-institute an expansion program, the Company's efforts will focus on, among other things, locating suitable store sites and hiring and training skilled personnel. Efforts will also be made to open new stores quickly, to achieve economies of scale in advertising and distribution and to gain market share from established competitors.

Merchandising

      Good Guys offers its customers a broad range of high quality consumer electronics products supplied primarily by manufacturers of nationally known brands. The following table shows the approximate percentage of sales for each major product category for the five-month periods ended February 2001 and 2000, and for the last three fiscal years. Historical percentages may not be indicative of percentages in future years.

                                               Five months ended                   Year ended September 30,
                                          ----------------------------       ------------------------------------
                                          February 28,    February 29,
                 Category                    2001            2000            2000            1999            1998
                                          ------------    ------------       ----            ----            ----
      Video                                   56%             53%             53%             45%             43%
      Audio                                   19%             19%             18%             16%             16%
      Computer & home office                  --              --              --              14%             17%
      Mobile and wireless                     10%             10%             11%              9%             10%
      Other
         Accessories, repair service
            and extended service plans        15%             18%             18%             16%             14%

                                             ---             ---             ---             ---             ---
      Total company                          100%            100%            100%            100%            100%
                                             ===             ===             ===             ===             ===

      For the five-month period ended February 2001, the Company's three leading suppliers for video products were, in alphabetical order, Mitsubishi, Panasonic and Sony, for audio products were, in alphabetical order, Denon, Sony and Yamaha, and for mobile and wireless products were, in alphabetical order, AT&T Wireless, Sony and Sprint PCS.

      During the five-month transition period ended February 2001, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. One of the Company's suppliers, Sony, accounted for more than 10% of its merchandise mix.

      As part of the Company's strategic initiatives, Good Guys is committed to partnering with its vendors to introduce new products and host world premieres for a wide range of digital and high-tech products. Good Guys believes that consumer electronics retailers who have trained product specialists are uniquely positioned to assist vendors introduce their increasingly complex technologies to consumers and speed acceptance of those products.

Marketing and Advertising

      Good Guys aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position Good Guys in its markets and generate store traffic. The Company's advertisements promote Good Guys as an entertainment electronics specialist and emphasize competitive prices, extensive selection and superior customer service from knowledgeable product specialists. The Company's advertising efforts are targeted to early adopters, tech savvy consumers and middle to upper-income households.

      To support its marketing strategy, Good Guys promotes its merchandise through an advertising program that emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, television. The Company's primary advertising channel is weekly newspaper advertisements, which highlight specific products and their prices and specific financing plans, many times in connection with specific promotions. Good Guys targets the bulk of these advertisements to run on Fridays and Sundays in order to drive "impulse" weekend purchases. These advertisements include some low-priced products to draw attention, but also emphasize the Company's more fully featured models and higher-end entertainment electronics products. In addition, Good Guys has an active customer database, which is used for targeted mailings of catalogs and other promotional advertisements and materials. Good Guys believes that its direct mail activities leverage and complement its general media advertising campaign. The Company's television advertising focuses primarily on "image" ads which consist of name recognition advertising emphasizing the Good Guys name and the Company's distinctive, high-quality product selection, knowledgeable sales force, customer-oriented stores and competitive prices. Good Guys plans and directs all print, direct mail and television advertisements. The advertisements are produced by outside vendors in order to control costs and give maximum flexibility. Good Guys increased its advertising and marketing spending in fiscal 2000 by approximately 20% over the prior year in order to promote an integrated branding and marketing campaign, and it maintained the higher spending level for the five-month transition period ended February 2001. This campaign is designed to convey the Company's commitment to providing early adopters, tech-savvy consumers and middle and upper-income customers with a distinctive selection of consumer entertainment electronics. Good Guys intends to maintain current spending levels in fiscal 2002.

Customer Service

      Good Guys believes that knowledgeable and friendly product specialists are critical to providing superior customer service. As of February 28, 2001, Good Guys employed 1,718 trained part-time and full-time product specialists.

      All product specialists participate in ongoing training programs designed to develop good sales practices and techniques and to provide product specialists with the knowledge base to explain and demonstrate to shoppers the use and operation of store merchandise. This training enables product specialists to better understand customer needs and to help them select products that meet those needs. The ongoing program is led by an internal training team and also includes vendor-led initiatives.

      The Company's satisfaction guarantee policy provides that a product generally may be returned within 30 days of purchase for a full refund or an exchange for another product. When purchasing a product from Good Guys, customers may elect to purchase an Extended Service Plan under which a third party provides extended service coverage beyond the period covered by the manufacturer's warranty. In addition, Good Guys offers a 60-day low price guarantee. If a customer finds a lower price on an item identical to the one purchased at Good Guys, the Company will refund the difference for up to 60 days after the purchase.

      All merchandise purchased from Good Guys and in need of repair may be returned to any of the Company's stores for service. Such merchandise is sent to either a Company-operated or an independent factory authorized repair facility and is returned to the store after repair. Good Guys has its own regional service facilities, which service all of its stores. In-home service is also available. In addition, Good Guys operates mobile installation facilities at most store locations and offers custom home installation.

      The majority of the Company's sales are made through credit cards. Good Guys currently honors MasterCard, VISA, American Express and various other credit cards, as well as the Company's "Preferred Customer Card" issued by an independent third party. Because of the relatively high cost of many of the consumer electronics products sold by Good Guys, its business could be affected by consumer credit availability.

Store Operations

      The Company's stores range in size from approximately 9,000 to 38,000 square feet. The Company's stores are predominantly located in high visibility, high-traffic commercial areas and are open seven days a week, including most holidays. Stores are designed to be exciting and easy to shop.

      Good Guys has developed three store formats, which emphasize mid to high-end products. Each store has displays designed to showcase a full spectrum of the Company's product offerings. These displays allow customers to make extensive side-by-side product comparisons. The Company's new stores have substantially larger selling space, providing customers with an uncluttered presentation of the latest technology and featuring multiple demonstration rooms dedicated to demonstrating home theater and mobile electronics products.

      Good Guys operates: Original Concept stores, Generation 21 format stores and EXPO format stores.

      - Original Concept: The original concept stores sell the full range of Good Guys merchandise, such as televisions, DVD players, VCRs, audio components, mobile electronics, cameras, camcorders and related accessories. The original concept stores typically range from 15,000 to 20,000 square feet. Good Guys currently has 37 original concept stores.

      - Generation 21: Good Guys introduced its first Generation 21 stores in fiscal 1995. These stores are larger and brighter than the original concept stores and feature more interactive displays, easily accessible merchandise and vibrant graphics. The Generation 21 stores typically range in size from 20,000 to 25,000 square feet. Good Guys currently has 25 Generation 21 stores.

      - EXPO: In 1996, Good Guys introduced its EXPO store design. The EXPO format provides greater merchandise flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with product specialists to design system solutions for their homes. The EXPO stores typically range from 25,000 to 30,000 square feet. Good Guys currently has 17 EXPO stores.

      Good Guys jointly operates 5 locations with Tower Records which are promoted as WOW! stores. These include 2 Generation 21 style formats and 3 EXPO formats. These stores offer the same entertainment electronics assortments as other Good Guys locations as well as a full range of music, video and books offered by Tower Records. Good Guys occupies approximately 30,000 square feet in each of the WOW! stores. In addition, Good Guys has subleased 3,000 square feet in two Good Guys locations in Las Vegas to Tower Records to sell entertainment software.

      Each store generally has one store manager, one operations manager and two or three sales managers. The store manager oversees the store's operations and the sales managers supervise the product specialists. Product specialists are specialized by product category. Product specialists handle all aspects of the customer interface: providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and handling the payment and bringing the goods from the stockroom to the customer. Cashiers have been re-introduced to all locations to give customers a grab and go (grab-n-go) option on impulse purchases and also to assist the product specialists in transactions.

      Store operations are overseen by a senior management team, which holds frequent meetings with the store managers. Senior management establishes merchandising and store operation policies for all stores.

Distribution

      Good Guys operates a 460,000 square foot operations center in Hayward, California. Deliveries are generally made to each store from three to seven days a week depending on the season, location of stores and store sales volumes. Quantities are determined by the Company's automated replenishment system. Good Guys believes that this frequency and method of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

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

Competition

      The business of the Company is highly competitive. Good Guys competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. Competitors of Good Guys include Circuit City, Best Buy, Sears, Walmart, Target, Radio Shack and many regional and local electronics chains and independent stores.

      The Company's strategy is to compete by being a value-added retailer, offering a distinctive selection of fully featured, higher-end consumer entertainment electronics from leading manufacturers sold at competitive prices by a friendly, honest and knowledgeable team of product specialists.

Seasonality

      Good Guys changed its fiscal year to end on the last day of February. In the future, the fourth fiscal quarter will include the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As is the case with many other retailers, the Company's sales are higher during the quarter that includes the December holiday season than during other periods of the year, and have previously been between 30% and 33% of the Company's annual sales.

Employees

      As of February 28, 2001, Good Guys employed approximately 3,604 persons, of whom 537 were salaried, 1,349 were hourly non-selling associates and 1,718 were salespeople on commission against a minimum guarantee. As of February 28, 2001, approximately 173 of its employees were employed in the Company's executive offices; the remaining employees were employed in its stores, distribution center, home delivery center and service centers. There are no collective bargaining agreements covering any of the Company's employees. Good Guys has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

ITEM 2. PROPERTIES.

      Of the Company's stores in California, 20 are located in the San Francisco Bay area, 27 in the greater Los Angeles/Orange County metropolitan area, three in Sacramento, seven in San Diego; and one each in Bakersfield, Fresno, Modesto and Stockton, California. In addition, Good Guys operates nine stores in the State of Washington, five stores in Oregon and four stores in Nevada. All of the stores are leased under leases that have expiration dates in years ranging from 2002 to 2019.

      The Company's operations center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires in 2011.

      On March 2, 2001, the Company relocated its executive offices from approximately 35,000 square feet in Brisbane, California, at 7000 Marina Boulevard to more economical space occupying approximately 31,000 square feet in Alameda, California, at 1600 Harbor Bay Parkway.

ITEM 3. LEGAL PROCEEDINGS.

      Good Guys is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      At the annual meeting of shareholders of Good Guys held on January 31, 2001, 19,011,518 shares were represented in person or by proxy. The matters voted upon and the results of the voting are as follows:

      1.    The election of directors

                 NOMINEE                  IN FAVOR           WITHHELD
                 -------                  --------           --------
                                                             <C
            Ronald A. Unkefer            17,588,544          1,422,964
            Stanley R. Baker             17,525,754          1,485,764
            Russell M. Solomon           17,523,881          1,487,637
            John E. Martin               17,589,526          1,421,992
            Gary M. Lawrence             17,525,889          1,485,629
            Joseph P. Clayton            17,589,669          1,421,849
            Joseph M. Schell             17,589,629          1,421,889
            Kenneth R. Weller            17,589,669          1,421,849

      2. The amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 700,000: 13,941,749 votes in favor, 4,221,061 votes against and 848,708 abstentions.

      3. The amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 400,000: 17,912,100 votes in favor, 256,584 votes against and 842,834 abstentions.

      4. The ratification of selection of Deloitte & Touche LLP as the independent auditors of the Company: 18,946,563 votes in favor, 31,611 votes against and 33,344 abstentions.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

      The executive officers of Good Guys and their respective ages and positions with the Company are as follows:

            NAME             AGE  POSITION
            ----             ---  --------
Ronald A. Unkefer ..........  56  Chairman and Chief Executive Officer
Kenneth R. Weller ..........  52  President
Cathy A. Stauffer ..........  41  Vice President, Merchandising
George J. Hechtman .........  50  Vice President, Administration
Robert A. Stoffregen .......  51  Vice President, Finance and Chief Financial
                                  Officer

      All executive officers are elected by and serve at the discretion of the Board of Directors.

      Ronald A. Unkefer is the Founder, Chairman and Chief Executive Officer of Good Guys, Inc. Mr. Unkefer founded the Company on July 1, 1973, and served as Chairman and Chief Executive Officer until January 1993, when he retired from the position of Chief Executive Officer to pursue venture capital and broadcasting interests. He continued to serve as Chairman until January 1996. Mr. Unkefer returned to the Company as Chairman and Chief Executive Officer on July 1, 1999, to spearhead the Company's efforts to return to profitability. During his first tenure with Good Guys (1973-1993), Mr. Unkefer established a proven track record of achieving profitable results, completing a successful public offering in 1986 and establishing Good Guys as one of the nation's premier retailers of consumer electronics. Mr. Unkefer is also Chairman of goodguys.com, an online consumer electronics retailer formed by Good Guys and a group of private investors; Chairman of First Ventures, a venture capital fund investing in Internet and technology companies; and Chairman of First Broadcasting, an owner and developer of major market radio stations.

      Kenneth R. Weller rejoined Good Guys in August 2000 as President. Mr. Weller began his career with Good Guys in 1982 as a sales associate, rising to the position of Vice President of Sales in 1986 after holding various store management positions. In 1993, Mr. Weller left Good Guys and joined Best Buy as Senior Vice President, Sales and served in that position until returning to Good Guys last year. Mr. Weller is largely credited with the substantial growth Good Guys experienced during his seven years at the helm of the sales organization.

      Cathy A. Stauffer was named Vice President, Merchandising in July 1999. Ms. Stauffer joined Good Guys in 1977 and held various positions in advertising and marketing before being named Vice President of Marketing in 1988 where she served until 1993. Ms. Stauffer returned to Good Guys in 1998 as a consultant and was named Vice President of Quality later that year.

      George J. Hechtman was appointed Vice President, Administration in April 2000. Mr. Hechtman was Senior Vice President of Store Operations for Office Max from 1994 to 1999 and Vice President of Merchandising and Franchise Operations for BizMart from 1991 to 1993. From July 1999 until joining the Company, he was Executive Vice President and Chief Operating Officer of Blue Dot Services, a heating and air conditioning contractor. Mr. Hechtman has held various positions in consumer electronic merchandising at Circuit City, Montgomery Ward and Pacific Stereo and has provided consulting services to retailers including McDonalds and Tandy Corporation.

      Robert A. Stoffregen, CPA, JD was appointed Vice President, Finance and Chief Financial Officer in October 2000. From 1991 to 1994, Mr. Stoffregen served as Senior Vice President/Chief Financial Officer for The Sharper Image and from 1994 to October 2000, served as Chief Financial Officer for companies that included the California Culinary Academy, Radical Entertainment and Zap Me! Corporation. He began his career with Deloitte & Touche in 1976 where he rose to the level of partner in the firm's retail specialty group.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      Good Guys, Inc. common stock is traded on the NASDAQ National Market under the symbol GGUY

      The following table sets forth the quarterly high and low sales prices for the Company's common stock as quoted for the period:

                 FISCAL PERIOD ENDED                  HIGH        LOW
                 -------------------                -------     -------
            Quarter ended June 30, 1999              8 3/16     2 29/32
            Quarter ended September 30, 1999         8 5/16     4 5/8
            Quarter ended December 31, 1999         11          5 1/4
            Quarter ended March 31, 2000            10 1/4      3 5/8
            Quarter ended June 30, 2000              4 1/2      2 1/6
            Quarter ended September 30, 2000         8          2 15/16
            Quarter ended December 31, 2000          7 15/16    2 3/4
            Two months ended February 28, 2001       6 1/4      2 15/16

     As of April 30, 2001, there were 3,374 shareholders of record excluding shareholders whose stock is held in nominee or street name by brokers.

ITEM 6.  SELECTED FINANCIAL DATA.

                                           Five-months ended                       Fiscal years ended September 30,
                                      --------------------------   ---------------------------------------------------------------
                                      February 28,  February 29,
                                          2001          2000          2000          1999         1998          1997         1996
                                      ------------  ------------   ---------     ---------    ---------     ---------    ---------
(Amounts and shares in thousands,                   (unaudited)       (1)
  except per share and other data)

SUMMARY OF EARNINGS
Net sales                              $ 414,978     $ 391,558     $ 850,512     $ 915,642    $ 928,382     $ 889,779    $ 925,714
Cost of sales                           (298,412)     (274,356)     (603,975)     (692,745)    (700,070)     (666,815)    (711,463)
                                       ------------------------    ----------------------------------------------------------------
Gross profit                             116,566       117,202       246,537       222,897      228,312       222,964      214,251
Selling, general, and administrative
  expenses                              (112,849)     (114,677)     (258,637)     (257,993)    (241,007)     (241,411)    (220,032)
Store closure expenses                        --            --            --           (54)      (3,008)          314       (3,741)
Gain from property transactions               --         1,025        10,775            --           --            --           --
                                       ------------------------    ----------------------------------------------------------------
Income (loss) from operations              3,717         3,550        (1,325)      (35,150)     (15,703)      (18,133)      (9,522)
Interest income                               90            36            94            91          119           172          211
Interest expense                          (2,488)       (2,440)       (6,520)       (4,828)      (1,396)         (930)        (679)
                                       ------------------------    ----------------------------------------------------------------
Income (loss) before income taxes          1,319         1,146        (7,751)      (39,887)     (16,980)      (18,891)      (9,990)
Income tax (expense) benefit                  --            --        (9,577)           --        5,167         7,237        3,771
                                       ------------------------    ----------------------------------------------------------------
Net income (loss)                      $   1,319     $   1,146     $ (17,328)    $ (39,887)   $ (11,813)    $ (11,654)   $  (6,219)
                                       =======================     ================================================================
Net income (loss) per share
                      Basic            $    0.06     $    0.06     $ (0. 84)     $   (2.58)   $   (0.84)    $   (0.86)   $   (0.46)
                      Diluted          $    0.06     $    0.05     $ (0. 84)     $   (2.58)   $   (0.84)    $   (0.86)   $   (0.46)
Weighted average shares
  outstanding:
                      Basic               22,937        19,920        20,560        15,484       14,012        13,626       13,576
                      Diluted             23,763        21,345        20,560        15,484       14,012        13,626       13,576
FINANCIAL POSITION
Working capital                        $  80,935     $  58,557     $  59,621     $  61,858    $  30,018     $  53,892    $  65,606
Total assets                           $ 219,876     $ 226,860     $ 220,116     $ 226,163    $ 250,948     $ 236,152    $ 246,015
Revolving Credit Debt                  $  50,161     $  40,000     $  34,358     $  56,504           --            --           --
Shareholders' equity                   $  92,780     $  97,877     $  90,519     $  92,954    $ 109,655     $ 118,632    $ 129,268

OTHER DATA
Number of stores at year end                  79            79            79            79           77            76           75
Average sales per store
  (in thousands)                       $   5,253     $   4,956     $  10,894     $  11,637    $  12,219     $  11,811    $  13,024
Sales per selling square foot          $     410     $     387     $     841     $     931    $   1,065     $   1,057    $   1,213
Sales per gross square foot            $     256     $     242     $     526     $     577    $     665     $     660    $     756
Comparable stores sales increase
  (decrease)                                   6%            1%            5%           -4%           3%           -8%          -8%
Annualized Inventory turns(2)                5.9           5.8           5.3           5.4          5.5           5.5          5.9

(1)   As discussed in Note 1 of the Consolidated Financial Statements, previously issued amounts for sales and cost of sales have been reclassified to give effect to the change in accounting for sales incentives.

(2)   Based on average of beginning and ending inventories for each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements made below and elsewhere in this Transition Report on Form 10-K that are not historical facts, including any statements about expectations for the 12-month period ending February 28, 2002 and beyond, involve certain risks and uncertainties. Factors that could cause the estimates and expectations to differ materially from management's projections, estimates and expectations include, but are not limited to, the Company's ability to successfully implement its restructuring program, increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, and other factors referred to in this Transition Report on Form 10-K under "Information Regarding Forward Looking Statements and Certain Factors" and in the Company's Consolidated Financial Statements, including Notes thereto. The Consolidated Financial Statements and Notes to the Consolidated Financial Statements should be read in conjunction with this Management's Discussion and Analysis of the Financial Condition and Results of Operations.

CHANGE IN FISCAL YEAR

As reported in its Form 8-K filing with the Securities and Exchange Commission on November 15, 2000, Good Guys has changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align Good Guys financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the company and its major competitors.

GENERAL

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales, and the number of stores open at the end of each period:

                                                             Five months ended        Year ended September, 30
                                                        --------------------------  ----------------------------
                                                        February 28,  February 29,
                                                            2001          2000      2000        1999        1998
                                                        ------------  ------------  ----        ----        ----
      Gross profit                                          28.1%        29.9%      28.6%       24.3%       24.6%
      Selling, general & and administrative
        Expenses including depreciation and amortization    27.2%        29.3%      30.1%       28.2%       26.0%
      Store closure expenses                                  --           --         --          --        -0.3%
      Gain from property transactions                         --          0.3%       1.3%         --          --
      Income (loss) before income taxes                      0.3%         0.3%      (0.9%)      (4.4%)      (1.8%)
      Net income (loss)                                      0.3%         0.3%      (2.0%)      (4.4%)      (1.3%)
      Number of stores open at end of period                  79           79         79          79          77

SALES AND GROSS PROFIT

The following table sets forth sales by product category:

                                                         Five months ended            Year ended September, 30
                                                     -------------------------     ------------------------------
                                                     February 28, February 29,
                                                         2001         2000         2000         1999         1998
                                                     ------------ ------------     ----         ----         ----
      Video                                               56%          53%          53%          45%          43%
      Audio                                               19%          19%          18%          16%          16%
      Computer & home office                              --           --           --           14%          17%
      Mobile and wireless                                 10%          10%          11%           9%          10%
      Other
         Accessories, repair service and
            extended service plans                        15%          18%          18%          16%          14%
                                                         ---          ---          ---          ---          ---
      Total company                                      100%         100%         100%         100%         100%
                                                         ===          ===          ===          ===          ===

Net Sales

Net sales for the five-month period ended February 2001 were $415 million, an increase of $23.4 million or 6% from the $391.6 million for the year-ago period. The sales improvement was driven by strong demand for digital products, including high definition and HD-ready televisions, digital cameras and camcorders and digital satellite systems, as well as sizeable growth in wireless, mobile electronics and core audio/video product sales. Good Guys also benefited from the impact of company-wide changes made in late 1999 and early 2000 that shifted the company's focus to higher-end consumer entertainment electronics and increased the level of experience and training for the company's product specialists. In addition, the introduction of new accessory and furniture products has provided steady growth, while sales of mature technologies that have become low price, ubiquitous commodities have declined; for example, sales of video/VHS players and sales of stereo rack systems were down from the prior year by 16% and 14%, respectively. Commissions on Extended Service Plan ("ESP") sales were flat and declined as a percentage of product sales from the year-ago period.

In fiscal 2000, net sales decreased 7% to $850.5 million from $915.6 million in fiscal 1999. The decrease resulted primarily from the discontinuation of computer and home office products and de-emphasis of loss leaders in the fourth quarter of fiscal 1999 and, as discussed in Note 1 of the Consolidated Financial Statements, the Company has reduced the previously issued amount for fiscal 2000 net sales by $10.0 million to give effect to a change in accounting for sales incentives. Excluding sales from these discontinued product lines and the change in accounting for sales incentives, sales of continuing product categories increased by 5% or $40.2 million. The largest sales increases occurred in product lines where consumers were responding to advances in product technology, such as digital television, digital versatile disc (DVD) players and digital cameras. Sales declined for VCRs and other mature technologies.

In fiscal 1999, sales decreased 1% to $915.6 million from $928.4 million in fiscal 1998. The 1% sales decrease in fiscal 1999 resulted from a comparable store sales decrease of 4%, offset in part by the opening of two new stores in fiscal 1999. Comparable store sales in the future may be affected by competition, the opening of additional stores in existing markets, the absence or introduction of significant new products in the consumer electronics industry and general economic conditions.

Gross Profit Margin

Gross profit margin for the five-month period ended February 2001 was 28.1% of sales compared with 29.9% in the year-ago period. The decline was primarily due to a more competitive promotional environment, which included sales rebates and credit card financing discounts during the holiday selling season; stronger sales of video products, which carry slightly lower margins than audio products; and the Company's successful efforts to increase comparable store sales. There was also a decline in ESP sales commissions as a percentage of product sales and in increase in distribution costs.

In fiscal 2000, gross profit margin increased to 28.6% of sales compared with 24.3% in fiscal 1999 and 24.6% in fiscal 1998. The lower gross profit margin for fiscal 1999 and fiscal 1998 reflects sales of computer and home office products, primarily computers, which carried lower gross margins than the Company's average, as well as a greater dependency on low margin, entry-level merchandise. During the fourth quarter of fiscal 1999, sales of computer and home office products were discontinued and the Company refocused on the market niche for fully featured, higher-end products at the front end of the technology curve where the profit margins are higher. The Company also increased its profit margin in fiscal 2000 by increasing sales of ESP contracts and by initiating cost control measures surrounding inventory.

Selling, General and Administrative Expenses

For the five-month period ended February 2001, selling, general and administrative expenses including depreciation and amortization, as a percentage of sales, were 27.2% compared to the year-ago period of 29.3%. Total spending for the five-month period ended February 2001 decreased by $1.8 million from the year-ago period. The decrease is primarily attributed to: (1) restructuring of sales incentive programs which lowered commission expense, (2) reductions in overhead costs for compensation, professional fees and corporate office rent and
(3) the Company's ongoing efforts to reduce costs.

For fiscal 2000, selling, general and administrative expenses as a percentage of sales were 30.1% compared to 28.2% in fiscal 1999 and 26.0% in fiscal 1998, reflecting the decline in net sales as a result of the elimination of computer and home office products. The total spending for selling, general and administrative expenses for fiscal 2000 increased by $644,000 or less than 1% from fiscal 1999. In addition, expenses for fiscal 2000 reflect an increase in net advertising expenses of $7.5 million, or 20 percent, in addition to costs for reorganizing store operations, increased commissions based upon improved gross margins and expenses related to Y2K. Expenses for fiscal 1999 reflect the pre-operating expense for the opening of two new stores, expenses related to Y2K and expenses of $9.3 million incurred during the fourth quarter in order to streamline the Company's cost structure. The fourth quarter charges in fiscal 1999 consisted primarily of severance payments, discontinued product line charges and one-time bank charges. The increase as a percentage of sales in fiscal 1999 from 1998 was partially the result of a decrease in sales and partially the result of the expenses in the fourth quarter of fiscal 1999 discussed above.

Store Closure Expenses

No store closure expenses were reported for the five-month period ended February 28, 2001, or for fiscal 2000. Store closure expenses were $54,000 and $3.0 million in fiscal 1999 and fiscal 1998, respectively. During fiscal 1998, the Company entered into new lease agreements to relocate five stores and convert them to its new "EXPO" concept. The Company opened one of these stores in each quarter from the first quarter of fiscal 1999 through the first quarter of fiscal 2000. Store closure expense was recorded when the new lease was signed and reflects amounts reserved for future minimum lease payments and other cash obligations.

Gain from Property Transactions.

In the first quarter of fiscal 2000, the Company sold a parcel of land and recorded a gain of approximately $1.0 million. In the fourth quarter of fiscal 2000, the Company entered into a lease amendment and termination agreement for its corporate office space in exchange for $9.8 million cash from its landlord and relocated to more cost-effective space leased from a new landlord in March 2001.

Interest Expense

For the five-month period ended February 2001, interest expense was $2.5 million compared to $2.4 million for the year-ago period, and for fiscal years 2000, 1999, and 1998, interest expense was $6.5 million, $4.8 million, and $1.4 million, respectively. The Company uses a revolving loan to finance its inventory. Interest expense has increased in each fiscal year as the average loan balance has increased from $20.8 million in fiscal 1998 to $44.8 million in fiscal 1999 to $48.0 million in fiscal 2000. The weighted average interest rates for the five-month periods ended February 2001 and 2000 were 9.8% and 8.9%, and for fiscal years 2000, 1999 and 1998 were 9.2%, 8.0% and 8.4%, respectively. The Company entered into a borrowing agreement in September 1999, which increased its borrowing capacity up to $100 million.

Net Income (Loss)

As a result of the factors discussed above, net income before tax for the five-month period ended February 2001 was $1.3 million compared to $1.1 million for the year-ago period. The year-ago period included a gain of $1.0 million for the sale of land. Income before income taxes as a percentage of sales for both five-month periods was 0.3%.

As a result of the factors discussed above, the loss before tax for fiscal 2000 was $7.8 million, which includes a one-time gain of $10.8 million associated with property transactions, compared to a loss before tax of $39.9 million and $17.0 million for fiscal 1999 and fiscal 1998, respectively. The loss before income taxes as a percentage of sales for fiscal years 2000, 1999 and 1998 was 0.9%, 4.4%, and 1.8%, respectively.

Income tax expense of $9.6 million was recorded in the fourth quarter of fiscal 2000 and is comprised of $7.5 million in non-cash charges to adjust the fiscal 1999 deferred tax asset valuation allowance associated with the carry-forward of income tax benefits generated from fiscal 1999 and fiscal 1998 losses and $2.1 million related to a tax settlement with the IRS for years prior to fiscal 1998. The deferred tax valuation allowance will not inhibit the Company's ability to offset future taxable income by its federal and state operating loss carry-forwards of $72.2 million and $42.1 million, respectively. The Company's loss carry-forwards expire on various dates from 2003 to 2020. The effective income tax rates for the five-month periods ended February 2001 and 2000 were both 0%, and for fiscal years 1999 and 1998 were 0%, and 36.6%, respectively. The zero tax rate for the five-month period ended February 2001 and 2000, reflects the utilization of operating loss carry-forwards and for fiscal 1999 is due to the Company providing a valuation allowance on its deferred income tax benefit generated from fiscal 1999 and fiscal 1998 losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sales are primarily cash and credit card transactions, providing a source of liquidity for the Company. The Company also uses private label credit card programs administered and financed by financial services companies, which allow the Company to expand store sales without the burden of additional receivables. Working capital requirements are reduced by vendor credit terms. The Company also uses lease financing to fund its capital requirements.

At February 28, 2001, the Company had working capital of $80.9 million. As of the end of fiscal 2000, the Company had working capital of $59.6 million, compared to $61.9 million and $30.0 million at the end of fiscal 1999 and 1998, respectively.

During the five-month period ended February 2001, net cash used by operating activities was $15.8 million compared to net cash provided by operating activities of $8.0 million for the year-ago period. The decrease in cash from operating activities compared to the year-ago period is primarily the result of a decline in accounts payable as the Company accelerated vendor payments to take advantage of improved vendor terms and, to a lesser extent, the Company's accelerated payments to major vendors in preparation for the move of its corporate headquarters during early March 2001 to avoid disruption in deliveries during the move. In addition, cash from operating activities decreased as receivables increased over the prior year end, offset by cash generated from operating actives for reductions in inventories and prepaid expenses. In fiscal 2000, net cash provided by operating activities was $11.2 million, compared to net cash used by operating activities of $58.3 million in 1999 and net cash provided by operating activities of $2.5 million in fiscal 1998. The fiscal 2000 increase in net cash provided by operating activities was primarily attributable to a decrease in the net loss (which included gains from property transactions) and an increase in accounts payable, partially offset by an increase in merchandise inventories. The fiscal 1999 decrease in net cash provided by operating activities was primarily attributable to an increase in net loss and a decrease in accounts payable, partially offset by a decrease in merchandise inventories and accounts receivable.

During fiscal 1999, the Company opened one new EXPO store format. In fiscal 1998, the Company opened one new EXPO store and remodeled and relocated four existing stores to the EXPO format. Cash utilized for capital expenditures was $1.8 million, $21.1 million and $21.0 million, in fiscal 2000, 1999 and 1998, respectively. The Company does not plan to open or extensively remodel any stores in fiscal 2002.

During the five-month period ended February 2001, cash provided from financing activities was $16.6 million compared to cash used by financing activities of $12.7 million in the year-ago period. Cash provided by (used in) financing activities in fiscal 2000, 1999 and 1998 was ($8.0) million, $78.9 million and $2.6 million, respectively. In fiscal 2000, the Company raised $14.2 million in cash through private placements, employee and non-employee stock issuance and used cash to repay $22.1 million on its revolving credit debt. In fiscal 1999, the Company raised $22.4 million in cash through private placements, employee and non-employee stock issuance and increased borrowings by $56.5 million under its revolving credit debt. In fiscal 1998 the Company raised $4.0 million in cash through private placements, employee and non-employee stock issuance and used $1.4 million in cash to repurchase common stock.

Effective September 30, 1999, the Company entered into a three-year revolving credit agreement. This agreement allows for borrowings of up to $100 million based upon a formula related to the Company's inventory balances, and is secured by the Company's assets. At February 28, 2001, there was $50.2 million and at September 30, 2000 and 1999, there was $34.4 million and $56.5 million, respectively, outstanding under the line. At September 30, 1998, there were no borrowings outstanding under the prior credit facility. Based upon inventory levels at February 28, 2001, available borrowing under this facility was $13.1 million. The Company has classified borrowings under the agreement as long-term because it has the intent and ability to keep its borrowings outstanding greater than one year.

Maximum borrowings outstanding under credit facilities during the five-month period ended February 2001 was $62.7 million compared to $64.7 million for fiscal 2000, compared to $64.3 million in fiscal 1999 and compared to $55.0 million in fiscal 1998. The weighted average borrowings outstanding under credit facilities during the five-month periods ended February 2001 was $40.3 million, and for fiscal years 2000, 1999 and 1998 weighted average borrowing was $48.0 million, $44.8 million and $20.8 million, respectively. The weighted average interest rates for the five-month period ended February 2001 was 9.8%, and for fiscal years 2000, 1999 and 1998 were 9.2%, 8.0% and 8.4%, respectively.

The Company continues to implement its strategy for returning to profitability that was first outlined on July 26, 1999. In the fourth quarter of 1999, the Company eliminated the computer and home office category from the Company's product mix, eliminated no-name, entry-level offerings and de-emphasized loss leaders. This improved the Company's gross profit margins and selling focus in fiscal 2000 and going forward. To increase foot traffic and brand awareness, the Company increased the marketing and advertising budget in fiscal 2000 by 20% over 1999 levels. Because the Company's market niche is the upscale electronics consumer, product lines have been expanded to showcase leading-edge consumer electronics. Additionally, the Company is committed to minimizing selling, general and administrative expenses and has placed a moratorium on opening new stores and relocations or extensive remodeling of existing stores until the company returns to sustainable profitability. However, the return to profitability is contingent on many factors, including, but not limited to, the successful implementation of the new business strategy, consumer acceptance of new technologies, continued vendor support and economic conditions in the regions where the Company's stores are located.

The Company expects to be able to fund its working capital requirements with a combination of anticipated cash flow from operations, normal trade credit, existing financing agreements and other financing agreements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 on October 1, 2000. The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial statements.

The Emerging Issues Task Force issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") in July 2000. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The effective date for adoption of EITF 00-14 is June 30, 2001. The effect of the adoption of the consensuses should be reported as a cumulative effect of a change in accounting principle under APB Opinion No. 20, "Accounting Changes," or prospectively to new sales incentives offered on or after the effective date. In accordance with EITF 00-14, the Company has retroactively changed its reporting classification of sales incentives as a reduction of net sales. Sales incentives of $10 million for the fiscal year ended September 2000 have been reclassified from cost of sales to conform with the change in accounting classification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company's line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank's reference rate as of February 28, 2001), the Company's annual interest expense and payments would increase by approximately $451,000.

Substantially all the Company's merchandise inventory purchases are domestically sourced and denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEETS

                                                                       February 28,           September 30,
                                                                       ------------     -------------------------
(Dollars in thousands, except share data)                                  2001            2000            1999
----------------------------------------------------------             ------------     ---------       ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $   5,329       $   7,208       $   2,556
Accounts receivable, less allowance for doubtful accounts
   of $1,206, $1,483 and $1,463, respectively                              21,802          15,106          19,021

Merchandise inventories                                                   120,928         121,458         110,276
Prepaid expenses                                                            9,811          11,088           6,710
                                                                        ---------       ---------       ---------
Total current assets                                                      157,870         154,860         138,563

PROPERTY AND EQUIPMENT:
Land                                                                           --              --           2,306
Leasehold improvements                                                     71,746          73,629          73,298
Furniture, fixtures, and equipment                                         76,596          76,058          72,686
Construction in progress                                                    3,187           1,269           3,785
                                                                        ---------       ---------       ---------
Total property and equipment                                              151,529         150,956         152,075
Less accumulated depreciation and amortization                             89,982          86,148          72,121
                                                                        ---------       ---------       ---------
Property and equipment -- net                                             61,547          64,808          79,954
                                                                        ---------       ---------       ---------

Other assets                                                                  459             448           7,646
                                                                        ---------       ---------       ---------
Total Assets                                                            $ 219,876       $ 220,116       $ 226,163
                                                                        =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        $  36,379       $  57,395       $  36,571
Accrued expenses and other liabilities:
   Payroll                                                                  8,352           9,542           9,615
   Sales taxes                                                              4,465           5,751           4,936
   Other                                                                   27,739          22,551          25,583
                                                                        ---------       ---------       ---------
Total current liabilities                                                  76,935          95,239          76,705
Revolving credit debt                                                      50,161          34,358          56,504

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value
   Authorized, 2,000,000 shares -- None issued
Common stock, $.001 par value:
   Authorized, 40,000,000 shares
   Issued and outstanding 23,077,802, 22,763,194 and
      19,636,022 shares respectively                                           23              23              20
Additional paid-in capital                                                104,164         103,222          88,332
Retained earnings (deficit)                                               (11,407)        (12,726)          4,602
                                                                        ---------       ---------       ---------
Total shareholders' equity                                                 92,780          90,519          92,954
                                                                        ---------       ---------       ---------
Total Liabilities and Shareholders' Equity                              $ 219,876       $ 220,116       $ 226,163
                                                                        =========       =========       =========

                                  See notes to Consolidated Financial Statements.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Five Months ended                 Years ended September 30,
                                      ----------------------------    -----------------------------------------
                                      February 28,    February 29,
                                          2001            2000           2000            1999            1998
                                      ------------    ------------    ---------       ---------       ---------
(Dollars and shares in thousands,                     (Unaudited)
except per share data)


Net sales (Note 1)                     $ 414,978       $ 391,558       $ 850,512       $ 915,642       $ 928,382
Cost of sales (Note 1)                  (298,412)       (274,356)       (603,975)       (692,745)       (700,070)
                                       ---------       ---------       ---------       ---------       ---------
Gross profit                             116,566         117,202         246,537         222,897         228,312
Selling, general and administrative     (106,972)       (107,500)       (243,872)       (243,870)       (229,679)
expenses
Depreciation and amortization             (5,877)         (7,177)        (14,765)        (14,123)        (11,328)
Store closure expense                         --              --              --             (54)         (3,008)
Gain from property transactions (net)         --           1,025          10,775              --              --
                                       ---------       ---------       ---------       ---------       ---------
Income (loss) from operations              3,717           3,550          (1,325)        (35,150)        (15,703)
Interest income                               90              36              94              91             119
Interest expense                          (2,488)         (2,440)         (6,520)         (4,828)         (1,396)
                                       ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes          1,319           1,146          (7,751)        (39,887)        (16,980)
Income tax (expense) benefit                  --              --          (9,577)             --           5,167
                                       ---------       ---------       ---------       ---------       ---------
Net income (loss)                      $   1,319       $   1,146       $ (17,328)      $ (39,887)      $ (11,813)
                                       =========       =========       =========       =========       =========

Net income (loss) per share
   Basic                               $    0.06       $    0.06       $   (0.84)      $   (2.58)      $   (0.84)
                                       =========       =========       =========       =========       =========
   Diluted                             $    0.06       $    0.05       $   (0.84)      $   (2.58)      $   (0.84)
                                       =========       =========       =========       =========       =========
Weighted average shares
   Basic                                  22,937          19,920          20,560          15,484          14,012
                                       =========       =========       =========       =========       =========
   Diluted                                23,763          21,345          20,560          15,484          14,012
                                       =========       =========       =========       =========       =========

                                 See notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock           Additional      Retained
                                           --------------------------     Paid-In       Earnings
(Dollars in thousands, except share data)     Shares         Amount       Capital       (Deficit)        Total
-----------------------------------------  -----------    -----------   -----------    -----------    -----------
Balance at September 30, 1997               13,810,310    $        14   $    62,316    $    56,302    $   118,632
Issuance of common stock under
   Employee Stock Purchase Plan                299,926                        1,740                         1,740
   Profit Sharing Plan                         196,300                        1,447                         1,447
Exercise of stock options                      110,622                          849                           849
Issuance of restricted stock                    29,360                          181                           181
Repurchase and retirement of common stock     (196,300)                      (1,381)                       (1,381)
Net loss                                                                                   (11,813)       (11,813)
                                           -----------    -----------   -----------    -----------    -----------

Balance at September 30, 1998               14,250,218             14        65,152         44,489        109,655
Issuance of common stock under
   Employee Stock Purchase Plan                390,498              1         2,069                         2,070
Non-employee common stock issued
   in exchange for services rendered            80,800                          500                           500
Exercise of stock options                       53,912                          275                           275
Issuance of restricted stock                   160,594                          250                           250
Proceeds from sale of common stock,
   net of offering expenses                  4,700,000              5        20,086                        20,091
Net loss                                                                                   (39,887)       (39,887)
                                           -----------    -----------   -----------    -----------    -----------

Balance at September 30, 1999               19,636,022             20        88,332          4,602         92,954
Issuance of common stock under
   Employee Stock Purchase Plan                384,845                        1,688                         1,688
Exercise of stock options                      623,485              1         3,186                         3,187
Issuance of restricted stock                   101,195                          729                           729
Proceeds from sale of common stock,
   net of offering expenses                  2,017,647              2         9,287                         9,289
Net loss                                                                                   (17,328)       (17,328)

                                           -----------    -----------   -----------    -----------    -----------
Balance at September 30, 2000               22,763,194             23       103,222        (12,726)        90,519
Issuance of common stock under
   Employee Stock Purchase Plan                253,629                          715                           715
Exercise of stock options                        7,250                           37                            37
Issuance of restricted stock                    53,729                          190                           190
Net Income                                                                                   1,319          1,319
                                           -----------    -----------   -----------    -----------    -----------
Balance at February 28, 2001                23,077,802    $        23   $   104,164    $   (11,407)   $    92,780
                                           ===========    ===========   ===========    ===========    ===========

                                 See notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Five months ended                Years ended September 30,
                                                       ---------------------------     --------------------------------------
       (Dollars in thousands)                          February 28,   February 29,
                                                           2001           2000           2000           1999           1998
--------------------------------------------------     ------------   ------------     --------       --------       --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  1,319       $  1,146       $(17,328)      $(39,887)      $(11,813)

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         5,877          7,177         14,765         14,123         11,328
      Gain on sale of land                                     --         (1,025)        (1,025)            --             --
      Store closure expense                                    --             --             --             54          3,008
      Allowance for doubtful accounts                        (277)          (587)            20            314            (47)
      Deferred taxes                                           --             --          7,430             --         (4,568)
      Issuance of common stock in
         exchange for services rendered                        --             --             --            500             --
      Restricted stock issuance                               190             51            729            250            212
      Change in:
         Accounts receivable                               (6,419)         1,459          3,895          7,318         (4,895)
         Income taxes receivable                               --             --             --             --          6,176
         Merchandise inventories                              530         (5,554)       (11,182)        24,796        (17,304)
         Prepaid expenses and other assets                  1,266         (6,849)        (4,610)          (490)           (85)
         Accounts payable                                 (21,016)        11,389         20,824        (59,946)        21,000
         Accrued expenses and other liabilities             2,712            892         (2,290)        (5,381)          (528)
                                                         --------       --------       --------       --------       --------
Net cash provided by (used in) operating activities       (15,818)         8,099         11,228        (58,349)         2,484

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                (2,616)        (1,082)        (1,802)       (21,086)       (21,008)
   Sale of fixed assets                                        --          3,208          3,208             --             --
                                                         --------       --------       --------       --------       --------
Net cash provided by (used in) investing activities        (2,616)         2,126          1,406        (21,086)       (21,008)
                                                         --------       --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of  revolving credit debt                      15,803             --             --         56,504             --
   Repayment of revolving credit  debt                         --        (16,504)       (22,146)            --             --

   Issuance of common stock                                   752          3,723         14,164         22,436          4,005
   Repurchase and retirement of common stock                   --             --             --             --         (1,381)
                                                         --------       --------       --------       --------       --------
Net cash provided by (used in) financing activities        16,555        (12,781)        (7,982)        78,940          2,624

Net increase (decrease) in cash                            (1,879)        (2,556)         4,652           (495)       (15,900)
Cash at beginning of period                                 7,208          2,556          2,556          3,051         18,951
                                                         --------       --------       --------       --------       --------
Cash at end of period                                    $  5,329       $     --       $  7,208       $  2,556       $  3,051
                                                         ========       ========       ========       ========       ========

                                        See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Good Guys, Inc. (formerly, The Good Guys, Inc.), through its wholly owned subsidiary (together, the Company), is a retailer of consumer electronics in California, Nevada, Oregon and Washington. The Company's operations include 79 retail stores engaging only in activities related to the sale of consumer electronics products throughout the Western United States and comprise only one segment.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Good Guys, Inc. and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company has changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000.

The consolidated statements of operations and cash flows for the five-month period ended February 29, 2000 have been prepared by the Company without audit and in the opinion of management include all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the five-month period ended February 29, 2000. The Company's business is seasonal and the results of operations for the five-month period ended February 28, 2001 may not be indicative of the results to be achieved for a full year.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: Cash equivalents represent short-term, highly liquid investments with original maturities of three months or less. Interest earned from these investments is included in interest income.

MERCHANDISE INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. During the five-month transition period ended February 2001, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. One of the Company's suppliers, Sony, accounted for more than 10% of its merchandise mix.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are computed using the straight line method based on estimated useful lives of three to five years for furniture, fixtures and equipment, and the lesser of the estimated useful lives of assets or the remaining lease terms for leasehold improvements. Whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed the carrying value of long-lived assets for impairment. If the undiscounted future cash flows of long-lived assets are less than the carrying amount, the carrying value of the long-lived asset is reduced to fair value and an impairment loss is recognized.

ADVERTISING: Advertising costs are charged to expense when incurred. Advertising costs for the five-month periods ended February 2001 and 2000 were $28.0 million and $29.1 million (unaudited), respectively; and for the fiscal years ended 2000, 1999, and 1998 were $54.1 million, $46.0 million, and $54.1 million, respectively.

VENDOR REBATES AND PROMOTIONS: The Company receives rebates of certain promotional costs from its merchants and suppliers. Agreements are made with each individual supplier, and income is earned as cooperative advertising is placed and is recorded as a reduction of advertising expenses. The uncollected amount of vendor rebate and promotional income remaining in accounts receivable at February 28, 2001 was approximately $12.4 million; and at September 30, 2000 and 1999 was approximately $6.5 million and $12.0 million, respectively.

STORE PRE-OPENING AND CLOSING COSTS: Store pre-opening costs are expensed as incurred. Store closing costs may include the cost of writing down store assets to their estimated fair value, less costs of disposal. Additionally, a liability is recorded for the net present value of any remaining operating lease obligations after the expected closing date, net of estimated sublease income, if any, at the time a commitment to close a store is made.

EMPLOYEE STOCK OPTION PLANS: The Company accounts for its stock option grants using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Because the Company has granted its stock options to its employees at their fair market value at the date of grant, under APB No. 25, no compensation expense is required to be recognized in the financial statements.

INSURANCE RISK RETENTION: The Company retains certain risks for workers' compensation, general liability and employee medical programs and accrues estimated liabilities on an undiscounted basis for known claims and claims incurred but not reported.

REVENUE RECOGNITION: The Company recognizes revenue at the point of sale, net of estimated returns which are estimated based upon historical trends and customer habits. The effect of the returns is not significant to the Company's operating results.

EXTENDED SERVICE PLAN CONTRACTS: The Company sells extended service contracts on behalf of an unrelated company (the "Warrantor") that markets this product for merchandise sold by the Company. Commission revenue is recognized at the time of sale. The Company acts solely as an agent for the Warrantor and has no liability to the customer under the extended service contract nor any other material obligation to the customer or the Warrantor. Merchandise presented to the Company for servicing under extended service contracts is repaired by the Company on behalf of the Warrantor.

INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred income taxes reflect the tax effects, based on current tax law, of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and revolving credit debt approximate their estimated fair values.

NET INCOME (LOSS) PER SHARE:

Net income per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock had been converted into common stock.

COMPREHENSIVE INCOME: Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly as a separate component of equity). The Company does not have any items of other comprehensive income for the five-month periods ended February 2001 and 2000, or the fiscal years ended September 2000, 1999, and 1998. Therefore, total comprehensive income (loss) is the same as net income (loss) for those periods.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138, establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 on October 1, 2000. The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial statements.

The Emerging Issues Task Force issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") in July 2000. EITF 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The effective date for adoption of EITF 00-14 is June 30, 2001. The effect of the adoption of the consensuses should be reported as a cumulative effect of a change in accounting principle under APB Opinion No. 20, "Accounting Changes," or prospectively to new sales incentives offered on or after the effective date. In accordance with EITF 00-14, the Company has changed its reporting classification of sales incentives as a reduction of net sales effective October 1, 2000. Sales incentives of $10 million for the fiscal year ended September 2000 have been reclassified from cost of sales to conform with the change in accounting classification. There were no sales incentive costs in fiscal years 1999 and 1998.

NOTE 2:

BORROWING ARRANGEMENTS

Effective September 30, 1999, the Company entered into a new revolving credit agreement with its lenders, which expires on September 30, 2002. The new agreement allows borrowings up to $100 million based upon a formula related to the Company's inventory balances, and is secured by substantially all of the Company's assets. The agreement requires maintenance of certain non-financial loan covenants. The interest rate varies based on the type of obligation incurred by the Company but approximates the prime rate plus 0.5 percent. The Company intends to keep its borrowings under the revolving credit agreement outstanding greater than one year. As a result, such amounts have been classified as long-term on the accompanying balance sheet. The outstanding balance at February 28, 2001 and September 30, 2000 was $50.2 and $34.4 million, respectively, at an interest rate of 9.0% and 9.75%, respectively. Based upon inventory levels at February 28, 2001, available borrowing under this facility was $11.3 million.

Interest paid for the current and previous facilities was $1.7 million for both five-month periods ended February 2001 and 2000 (unaudited), respectively, and $5.7 million, $5.1 million and $1.7 million, for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 3:

GAIN ON PROPERTY TRANSACTIONS

In December 2000, the Company sold a parcel of land and recorded a gain of approximately $1.0 million. In August 2000, the Company entered into a lease amendment and termination agreement for its corporate office space in exchange for $9.8 million cash from its landlord and relocated to more cost-effective space leased from a new landlord in March 2001.

NOTE 4:

INCOME TAXES

Income tax expense (benefit) consists of the following:

                                              Five Months Ended                Years ended September 30,
                                         ---------------------------      --------------------------------------
      (Dollars in thousands)             February 28,   February 29,
                                             2001           2000            2000           1999           1998
                                         ------------   ------------      -------         ------         -------
                                                        (Unaudited)
      Currently Payable (Receivable):
      Federal                               $   --         $   --         $ 2,147         $   --         $  (972)
      State                                     --             --              --             --            (373)
                                            ------         ------         -------         ------         -------
         Total currently payable                --             --           2,147             --            (599)
      Deferred Tax                              --             --           7,430             --          (4,568)
                                            ------         ------         -------         ------         -------
      Total                                 $   --         $   --         $ 9,577         $   --         $(5,167)
                                            ======         ======         =======         ======         =======

For the five-month periods ended February 2001 and 2000, the Company paid income taxes of $252,000 and $0 (unaudited), respectively. For the years ended September 30, 2000, 1999 and 1998, the Company paid no income taxes.

The provisions for income taxes as reported are different from the tax provisions computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                             Five Months Ended                 Years ended September 30,
                                        ---------------------------       -----------------------------------
                                        February 28,   February 29,
                                            2001           2000            2000           1999           1998
                                        ------------   ------------       -----          -----          -----
                                                       (Unaudited)
      Federal income tax
         At the statutory rate              35.0%         (35.0%)         (35.0%)        (35.0%)        (35.0%)
      State franchise tax,
         Less federal tax effect              --             --            20.2             --           (1.2)
      Other -- net                           0.3             --            (0.2)           0.2            0.4
      Change in valuation allowance        (35.3)         (35.0)          138.6          (34.8)           6.0
                                           -----          -----           -----          -----            ---
      Total                                  0.0%           0.0%          123.6%           0.0%         (29.8%)
                                           =====          =====           =====          =====            ===

Significant components of the Company's net deferred tax assets as of February 28, 2001 and September 30, 2000 and 1999 were as follows:

                                     February 28,          September 30,
                                     ------------     -----------------------
      (Dollars in thousands)             2001           2000           1999
                                     ------------     --------       --------
      Current
         Vacation accruals             $    830       $    749       $    729
         Prepaid expenses                (1,995)        (1,887)        (1,157)
         Reserves                         1,190          1,153          1,961
         Inventory capitalization          (688)          (741)        (1,505)
         Other                               83            402            334
                                       --------       --------       --------
      Current assets -- net                (580)          (324)           362

      Noncurrent
         Depreciation                       392            392            123
         Net operating loss              28,516         29,084         22,574
         Other                              481            426            634
      Valuation allowance               (28,809)       (29,578)       (16,263)
                                       --------       --------       --------
      Noncurrent  assets --- net            580            324          7,068
                                       --------       --------       --------
      Total                            $     --       $     --       $  7,430
                                       ========       ========       ========

As of February 28, 2001, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $72.2 million and net operating loss carry-forwards for state tax purposes of approximately $42.0 million, which expire at various dates from 2003 to 2020.

These loss carry-forwards translate into a combined tax benefit of $28.5 million that can be used to offset future taxes payable. Using its best estimates, the Company has established a valuation allowance of approximately $28.8 million at February 28, 2001, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards.

NOTE 5:

LEASES

The Company's stores, distribution and administration facilities and certain equipment are leased under operating leases. The leases have remaining initial terms inclusive of renewal options, of one to 45 years and generally provide for rent increases based on the consumer price index. Certain store leases require additional lease payments based on the achievement of specified store sales.

The Company subleases a portion of one of its stores to a company whose Chairman is also a member of Good Guys Board of Directors. The lease expires on July 31, 2003, and provides for additional rent increases based on the consumer price index. Under the terms of the sublease agreement, the income received for the five-month periods ended February 2001 and 2000 was $210,766 and $195,642 (unaudited), respectively, and for each of the years ended September 2000, 1999 and 1998 was $326,077, $318,938, and $318,938, respectively.

The future minimum annual payments for leases having noncancelable terms in excess of one year, net of sublease income, at February 28, 2001, are as follows:


      (Dollars in thousands)           REAL PROPERTY   EQUIPMENT
                                       -------------   ---------
      2002                                $ 38,903      $11, 875
      2003                                  37,432         6,799
      2004                                  36,805         4,282
      2005                                  35,980         1,981
      2006                                  33,491           125
      Later years through 2019             155,261            --
                                          --------      --------
      Total                               $337,872      $ 25,062
                                          ========      ========

Lease expense for the five-month periods ended February 2001 and 2000 was $21.7 million and $22.4 million (unaudited), respectively; and for the years ended September 2000, 1999 and 1998 was $52.6 million, $51.5 million, and $47.1 million, respectively.

NOTE: 6

STORE CLOSURE EXPENSES

Store closure expenses were $54,000 and $3.0 million in fiscal 1999 and fiscal 1998, respectively. During fiscal 1998, the Company entered into new lease agreements to relocate five stores and convert them to its new EXPO concept. Store closure expense was recorded as of the date the new lease was signed and reflects amounts reserved for future minimum lease payment and other cash obligations. The following schedule summarizes information related to closed store reserves:

     (dollars in thousands)
                                          Accrued
       Fiscal                              Lease
       Period                 Beginning     Exit         Cash         Other      Ending
       Ending                  Balance    Charges      Payments    Adjustments   Balance
      --------                ----------  ----------  ------------  ----------- ----------
        2001 (five months)      $2,001                  $  (413)      $(258)      $1,330
        2000                    $3,285                  $(1,284)                  $2,001
        1999                    $4,657      $   54      $(1,746)      $ 320       $3,285
        1998                    $2,609      $3,008      $  (465)      $ (95)      $4,657

NOTE 7:

DEFERRED PAY AND PROFIT SHARING PLAN

The Company has a Deferred Pay Plan to which its employees may contribute a portion of their annual salaries and a Profit Sharing Plan that covers substantially all of the Company's employees. The Profit Sharing Plan was amended for fiscal years 1999 and 1998 such that the Company matched an employee's contributions to the Deferred Pay Plan that were invested in the Company's common stock. The Company matched such contributions up to 6% of the employee's annual salary. The Company's contributions for fiscal year 1999 and 1998 were $754,000 and $566,000, respectively. Effective October 1, 1999, contributions to the Profit Sharing Plan are at the discretion of the Board of Directors. There were no discretionary contributions to the Profit Sharing Plan for the five-month period ending February 2001 or for fiscal 2000.

NOTE 8:

EMPLOYEE STOCK PLANS

The Company's 1985 Stock Option Plan ("1985 Plan") and 1994 Stock Incentive Plan ("1994 Plan") authorize the issuance of incentive stock options and non-qualified stock options covering up to 4,215,000 shares of common stock. Although the 1985 Plan expired in 1995 and no further options may be granted under it, options granted prior to its expiration remain outstanding. Options granted under both Plans are exercisable at prices equal to the fair market value of the stock on the date of grant. Options granted under the plans prior to August 1999 vest ratably over four years. Options granted under the 1994 Plan in August 1999 and thereafter, vest at the end of one year in the case of options granted to directors and ratably over three years for options granted to employees. All options under the Plans have a maximum term of ten years, except those issued to 10% shareholders, which have a term of five years. As of February 28, 2001, 757,862 shares remained available for the grant of options under the 1994 Plan. During fiscal 2000, non-qualified options covering 1,125,000 shares were granted outside the 1994 Plan at exercise prices equal to the fair market value of the stock on the date of grant, having terms ranging from three to ten years and vesting over three years (with the exception of an option for 25,000 shares that vests at the end of one year). During the five-month period ended February 2001, a non-qualified option covering 75,000 shares was granted outside the 1994 Plan at an exercise price equal to the fair market value of the stock on the date of grant, having a term of 10 years and vesting over three years.

The following is a summary of stock option activity for the five-month period ended February 2001 and for the years ended September 30, 2000, 1999, and 1998.


                                                                        Weighted
                                                                         Average
                                                           Number       Exercise
                                                          of shares       Price
                                                         -----------------------
      Balance at September 30, 1997                       1,454,448     $   9.48
      Granted ( weighted average fair value of $2.58)       314,750         7.51
      Exercised                                            (110,622)        7.52
      Canceled                                             (160,374)        9.17
                                                         -----------------------
      Balance at September 30, 1998                       1,498,202         9.25
      Granted (weighted average fair value of $3.02)      2,149,240         5.30
      Exercised                                             (53,912)        5.09
      Canceled                                           (1,823,823)        8.30
                                                         -----------------------
      Balance at September 30, 1999                       1,769,707         5.55
      Granted (weighted average fair value of $2.64)      1,398,950         3.91
      Exercised                                            (623,485)        5.11
      Canceled                                             (300,309)        5.87
                                                         -----------------------
      Balance at September 30, 2000                       2,244,863         4.59
      Granted (weighted average fair value of $3.56)        297,250         5.42
      Exercised                                              (7,250)        5.09
      Canceled                                              (93,285)        5.93
                                                         -----------------------
      Balance at February 28, 2001                        2,441,578         4.63
                                                         =======================

At February 28, 2001, options for 593,092 shares were exercisable at a weighted average exercise price of $5.80 and 757,862 shares were available for additional option grants. In November 1998, options to purchase 1,341,365 shares of common stock were re-priced from a weighted average exercise price of $9.22 to a weighted average exercise price of $5.09, which was equal to fair market value at the date of re-pricing.

The following table summarizes information about stock options at February 28, 2001.


                                Options Outstanding            Options Exercisable
                         ---------------------------------     -------------------
                                      Weighted
                                      Average
                                     Remaining    Weighted                Weighted
                                    Contractual    Average                Average
          Range of         Number       Life      Exercise     Number     Exercise
      Exercise Prices      Shares      (Years)     Price       Shares       Price
      ---------------    ---------------------------------     -------------------
      $ 2.63 - $ 5.25    1,753,061       8.5        $3.94      296,740     $ 5.07
      $ 5.26 - $ 7.88      648,683       8.1        $6.13      267,182     $ 5.92
      $ 7.89 - $10.50       23,834       6.2        $8.20       13,170     $ 8.20
      $10.51 - $13.13        4,000       3.9       $12.63        4,000     $12.63
      $13.14 - $15.75        8,000       2.4       $14.13        8,000     $14.14
      $15.76 - $21.00        4,000       1.0       $20.38        4,000     $20.38

      ----------------------------------------------------------------------------
      $ 2.63 - $21.00    2,441,578       8.3       $ 4.63      593,092     $ 5.80
      ----------------------------------------------------------------------------

The Company established an Employee Stock Purchase Plan ("ESPP") in February 1986, which permits employees to purchase the Company's common stock under terms specified by this ESPP. The ESPP is a statutory Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Common stock issued under the ESPP during the five-month period ended February 2001 and during fiscal 2000 and 1999 totaled 253,629, 384,845 and 390,498 shares, respectively, at a weighted average price of $2.82, $4.15 and $5.30, respectively. At February 28, 2001, 536,384 shares were reserved for future issuance under the ESPP.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the disclosure of pro forma net earnings and earnings per share as if the Company had adopted the fair value method prior to fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.

The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The impact of outstanding unvested stock options granted prior to 1996 has been excluded from the pro forma calculation and accordingly, the proforma adjustments presented are not indicative of future period pro forma adjustments. The Company's calculations were made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 5 years; stock volatility of, 75% for the five-month period ended February 2001, 75% in fiscal 2000, and 60% in fiscal 1999 and 50% in fiscal 1998; risk-free interest rates of, 6% in fiscal 2001, 6% in fiscal 2000 and 5.75% in fiscal 1999 and 1998; and no dividends during the expected term. Had compensation cost been recognized in accordance with SFAS No. 123, the pro forma net income for the five-month period ended February 2001 would have been $659,000 or $0.03 per share, and in fiscal 2000 the pro forma net loss would have been $18.3 million or $0.89 per share, and in fiscal 1999 the pro forma net loss would have been $44.0 million or $2.84 per share and in fiscal 1998 the pro forma net loss would have been $12.8 million or $0.91 per share.

NOTE 9:

COMMON STOCK

In August 2000, the Company issued, in a private placement, 2.0 million shares of common stock and received $9.3 million in net proceeds. Additionally, the Company issued warrants for the purchase of 1.0 million shares. The warrants were issued with an exercise price of $4.64, representing the fair market value of the common stock at the date of issuance. The warrants are exercisable over the period of three years from the date of issuance

In August 1999, the Company issued 3.25 million shares of common stock in a private placement of its common stock in exchange for $15.4 million in net proceeds. As part of the private placement, the Company issued warrants totaling
1.785 million shares. The warrants were issued with an exercise price of $6.125, which was in excess of the fair market value of the common stock at the date of issuance and are exercisable during the three-year period following the date of issuance.

In June 1999, the Company issued 1.45 million shares of common stock to its current Chairman and Chief Executive Officer and received $4.7 million in cash. Additionally, the Company issued warrants to him for the purchase of 1.435 million shares. The warrants were issued with an exercise price of $3.396, representing 105 percent of the fair market value of the common stock at the date of issuance. The warrants become exercisable over a period of one to three years from the date of issuance and expire five years from the date they are first exercisable.

Restricted stock issuance: The Company has issued restricted stock to directors, officers and certain key employees as part of the Company's compensation program. All shares awarded entitle the recipient to full rights of a shareholder, are restricted as to disposition and are subject to forfeiture under certain circumstances. The market value of these shares at the date of grant is amortized to expense ratable over the vesting period of one year. Shares issued during the five-month period ended February 2001, fiscal 2000, 1999, and 1998 were 57,729, 101,195, 160,594 and 29,360, respectively. During the five-month period ended February 2001, fiscal 2000, 1999 and 1998, compensation expense of $190,000, $729,000, $250,000 and $181,000, respectively, was recognized on the amortization of restricted stock, leaving unamortized compensation expense of $113,000, $66,000, $341,000 and $0, respectively, at the end of each period.

Non-employee stock issuance: In fiscal 1999, the Company issued 80,800 shares of common stock and warrants for 40,400 common shares at an exercise price of $6.125 per share with a combined fair market value of $500,000 to a vendor in exchange for $500,000 of advertising services provided. These advertising expenses have been included in selling, general and administrative expenses for fiscal 1999 in the accompanying statements of operations.

NOTE 10:

REPURCHASE AND RETIREMENT OF STOCK

In January 1996 and September 1997, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock on the open market or in private transactions. For the year ended September 30, 1998, the Company had repurchased 196,300 shares for $1.4 million. The Company did not repurchase shares in the five-month period ended February 2001, fiscal 2000 or fiscal 1999.

NOTE 11:

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

NOTE 12:

RELATED PARTY

During fiscal 2000, Good Guys and a group of private equity investors, including the Chairman and certain Good Guys Directors, formed a company, goodguys.com, to sell consumer electronics through the Internet. In exchange for a trademark license, a product supply agreement and other non-cash considerations, the Company received common stock for approximately 20% of goodguys.com and a warrant for an additional 29.9% exercisable only upon a change in control or other liquidation event, as defined. In addition, the Company receives a percentage of sales to goodguys.com. The Company has not made any cash investments in goodguys.com. goodguys.com commenced Internet operations in October 2000. For the five-month period ended February 2001, the Company recorded revenues of $1.9 million from goodguys.com attributable to product sales, royalties, and reimbursable expenses. At February 28, 2001, the Company had $179,000 in trade receivables from goodguys.com. The Company accounts for its investment in goodguys.com under the equity method.

NOTE 13:

NET INCOME (LOSS) PER SHARE

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share assume the exercise of all options, which are dilutive, whether exercisable or not. Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the year. Since the Company has reported net losses for each of the three fiscal years ended September 30, 2000, the potentially dilutive effect of stock options and warrants of 1.4 million, 115,000, and 151,000 to purchase shares of the Company's common stock in the fiscal years ended September 30, 2000, 1999 and 1998, respectively, has been excluded from the calculation of net loss per share.

The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations:

                                                 Five-months Ended
                                            --------------------------
                                            February 28,  February 29,
                                                2001          2000
                                            ------------  ------------
                                                           (Unaudited)
      Basic shares                             22,937        19,920
      Effect of dilutive stock warrants           574         1,060
      Effect of dilutive stock options            252           365

                                               ------        ------
      Diluted shares                           23,763        21,345
                                               ======        ======

NOTE 14:

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data are summarized in the following table. As discussed in
Note 1 to these financial statements, previously issued financial statements have been reclassified to conform with the change in accounting classification for sales incentives.

                                                                       Two Months
                                        Quarter Ended                    Ended
                           -----------------------------------------  ------------
(Dollars in thousands,      June 30,     September 30,  December 31,  February 28,
 except per share amounts)    2000           2000           2000          2001
----------------------------------------------------------------------------------
Net sales                  $ 195,121      $ 208,175      $ 282,157     $ 132,821
Gross profit                  57,116         56,941         78,781        37,785
Net income (loss)             (2,972)        (9,744)         5,802        (4,483)
Net income (loss) per:
   basic share             $   (0.14)     $   (0.45)     $    0.25     $   (0.19)
   Diluted share           $   (0.14)     $   (0.45)     $    0.25     $   (0.19)

                                                Quarter Ended
                           -------------------------------------------------------
(Dollars in thousands,      June 30,     September 30,  December 31,    March 31,
 except per share amounts)    1999           1999           1999          2000
----------------------------------------------------------------------------------
Net sales                  $ 210,451      $191, 994      $ 260,940     $ 186,276
Gross profit                  54,640         44,864         78,778        53,702
Net income (loss)             (8,196)       (25,542)         5,619       (10,231)
Net income (loss) per:
   basic share             $   (0.54)     $   (1.42)     $    0.29     $   (0.50)
   Diluted share           $   (0.54)     $   (1.42)     $    0.27     $   (0.50)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Good Guys, Inc.
Alameda, California

We have audited the accompanying consolidated balance sheets of Good Guys, Inc. (formerly The Good Guys, Inc.) and subsidiary as of February 28, 2001, and September 30, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the five-month period ended February 28, 2001, and for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Good Guys, Inc. and subsidiary at February 28, 2001, and September 30, 2000 and 1999, and the results of their operations and their cash flows for the five-month period ended February 28, 2001, and for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Francisco, California
April 13, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table and biographical summaries set forth the names and ages of the nominees, their principal occupations at present, the positions and offices held by each of them with the Company in addition to the position as director, and the period during which each of them has served as a director of the Company.

                                                            DIRECTOR
                                                          CONTINUOUSLY
      DIRECTOR                              AGE               SINCE
      --------                              ---           ------------
      Ronald A. Unkefer                     56                 1999
      Stanley R. Baker (1)                  56                 1976
      Russell M. Solomon (2)                75                 1986
      John E. Martin (1)                    55                 1990
      Gary M. Lawrence (2)                  44                 1999
      Joseph P. Clayton (1)                 51                 1999
      Joseph M. Schell (2)                  54                 1999
      Kenneth R. Weller                     52                 2000

----------

(1)   Member of Compensation Committee

(2)   Member of Audit Committee

      Ronald A. Unkefer is the Founder, Chairman and Chief Executive Officer of Good Guys, Inc. Mr. Unkefer founded the Company on July 1, 1973, and served as Chairman and Chief Executive Officer until January 1993, when he retired from the position of Chief Executive Officer to pursue venture capital and broadcasting interests. He continued to serve as Chairman until January 1996. Mr. Unkefer returned to the Company as Chairman and Chief Executive Officer on July 1, 1999, to spearhead the Company's efforts to return to profitability. During his first tenure with Good Guys (1973-1993), Mr. Unkefer established a proven track record of achieving profitable results, completing a successful public offering in 1986 and establishing Good Guys as one of the nation's premier retailers of consumer electronics. Mr. Unkefer is also Chairman of goodguys.com, an online consumer electronics retailer formed by Good Guys and a group of private investors; Chairman of First Ventures, a venture capital fund investing in Internet and technology companies; and Chairman of First Broadcasting, an owner and developer of major market radio stations.

      Stanley R. Baker, an original investor in the Company, is a founder of Good Guys and has been a member of the Board of Directors since the company's incorporation in 1976. From 1975 to 1991, he held a variety of senior executive positions in marketing and merchandising, retiring from active daily involvement in the business in 1991. From 1995 to 1999, Mr. Baker served as Chairman of the Board of Trustees for the Schools of the Sacred Heart, a K-12 private school in San Francisco. He continues to serve as a trustee.

      Russell M. Solomon, a member of the Board of Directors since 1986, is the Founder and Chairman of MTS Incorporated (d.b.a. Tower Records.) Over the past 40 years, Mr. Solomon has built Tower Records into an internationally recognized retailer with 243 record, video and book stores spanning 18 countries. Mr. Solomon is a former President of the National Association of Recording Merchandisers (NARM) and has served on the Board of Directors for both NARM and the Video Software Dealers Association (VSDA.) He is currently Chairman of the Dean's Advisory Council for the Graduate School of Management at the University of California, Davis and is also a member of the Board of Directors for the Crocker Art Museum Association in Sacramento.

      John E. Martin, a member of the Board of Directors since 1990, is Chairman of Culinary Adventures, a privately held restaurant company with locations in California, Arizona and Oklahoma, and Chairman of RTHPORT, a retail organization that facilitates online auctions. Mr. Martin, who has more than 34 years of experience in retail and restaurant management, served as Chief Executive Officer of Taco Bell from 1983 until 1996 and also served as Chairman from 1994 until 1996. From October 1996 to June 1997, Mr. Martin served as Chairman and Chief Executive Officer of PepsiCo Casual Restaurants International. Mr. Martin is also the former President of Burger Chef, Hardees and La Petite Boulangerie. Most recently, he served as Chairman of Easyriders, Inc., an operator of restaurants and apparel stores, and Chairman of Diedrich Coffee, Inc., an operator of specialty coffee stores. Mr. Martin is also a director of Williams-Sonoma, Inc.

      Gary M. Lawrence, a member of the Board of Directors since 1999, is a managing partner in the Dallas office of international law firm Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he chairs the technology practice group and is a member of the firm-wide strategic planning and management committees. His clients include Internet and other emerging technology companies, major U.S. and European Stock Exchange-listed corporations, venture capitalists and private equity investors. Mr. Lawrence has substantial experience in counseling individual and corporate clients across a broad spectrum of legal and business issues, with particular emphasis on financings, mergers, acquisitions, divestitures and joint ventures in the high-technology arena. Mr. Lawrence is also a director of goodguys.com.

      Joseph P. Clayton, a member of the Board of Directors since 1999, has more than 25 years of experience in the consumer electronics and telecommunications industries. Mr. Clayton currently is President and Chief Executive Officer - North America and member of the Board of Directors of Global Crossing, Ltd., a global provider of integrated telecommunications solutions. Prior to its merger with Global Crossing in 1999, he served as Chief Executive Officer of Frontier Corporation. From March 1992 to January 1997, Mr. Clayton was Executive Vice President of Marketing and Sales for Thomson Consumer Electronics for the Americas and Asia. From May 1988 to March 1992, Mr. Clayton served as Thomson's Senior Vice President of Television Operations for North and South America. Mr. Clayton also serves on the Boards of Directors for Asia Global Crossing and E.W. Scripps, both publicly held communications companies.

      Joseph M. Schell, a member of the Board of Directors since 1999, has more than 25 years of experience in investment banking and financial services. Mr. Schell currently is Chairman of Global Technology Investment Banking for Merrill Lynch & Co. From May 1985 until June 1999, Mr. Schell was Senior Managing Director, Director of Investment Banking and a member of the Executive Committee of NationsBank Montgomery Securities. Mr. Schell also serves on the Boards of Directors of Dycom Industries, a publicly held engineering, construction and maintenance services company, and Sanmina Corporation, a publicly held electronics contract manufacturing services company.

      Kenneth R. Weller rejoined Good Guys in August 2000 as President. Mr. Weller began his career with Good Guys in 1982 as a sales associate, rising to the position of Vice President of Sales in 1986 after holding various store management positions. In 1993, Mr. Weller left Good Guys and joined Best Buy as Senior Vice President of Sales and served in that position until returning to Good Guys last year. Mr. Weller is largely credited with the substantial growth Good Guys experienced during his seven years at the helm of the sales organization.

      Certain information relating to executive officers of the Company is set forth in Item 4A in Part 1 of this Transition Report on Form 10-K under the caption "Executive Officers of the Company".

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, the Company's directors and executive officers, and any persons holding more than ten percent of the Company's common stock, are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Transition Form 10-K statement any failure to file by such dates of which it becomes aware during the fiscal year. Subject to the foregoing, the Company believes that during the five-month transition period ended February 28, 2001 its directors and officers filed on a timely basis all such reports required to be filed, with the exception of Form 5's for the five-month transition period covering the annual grant of restricted shares on January 31, 2001 to the non-employee directors listed in Item 10 hereof, an option granted to Robert Stoffregen, Vice President, Finance and Chief Financial Officer of the Company, and an option granted to Cathy Stauffer, Vice President, Merchandising of the Company.

PERFORMANCE GRAPH

      The following graph shows a five-year comparison (for annual periods ending on the last day of February) of cumulative total returns for $100 invested in each of the Company's common stock, the NASDAQ Stock Market (US) Index and the NASDAQ Retail Trade Index, each of which assumes reinvestment of dividends:


                                     [GRAPH]


                              1996     1997     1998     1999     2000     2001
                              ----     ----     ----     ----     ----     ----
      Good Guys Stock          100       86       91       44       70       64
      NASDAQ Stock Market      100      119      163      212      434      198
      NASDAQ Retail Trade      100      111      147      151      131       94

ITEM 11. EXECUTIVE COMPENSATION.

      Incorporated by reference from portions of the Proxy Statement for the Company's Annual Meeting of Shareholders held on January 31, 2001, (the "Proxy Statement") under the captions "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions," except for the information that follows in this Item 11.

      The following table shows specific compensation information for the 12 months ended February 28, 2001 (February 2001) and for each of the fiscal years ending September 30, 2000, 1999 and 1998 for the Chief Executive Officer, the three other executive officers who were serving as of February 28, 2001, and received over $100,000 dollars for the fiscal year then ended, and a former executive officer who would have been included among the most highly compensated officers had he remained in the employ of the Company through February 28, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                   ANNUAL COMPENSATION                  AWARDS
                                                                ------------------------             ------------
                                                                                         RESTRICTED     SHARES
                                   FISCAL                                                  STOCK      UNDERLYING
                                    YEAR                                  OTHER ANNUAL    AWARDS        OPTIONS
 NAME AND PRINCIPAL POSITION       ENDING           SALARY       BONUS   COMPENSATION(1)    ($)        (NUMBER)
----------------------------    -------------      --------     -------  --------------- ----------  ------------
Ronald A. Unkefer               February 2001       $500,043          $0         $594          $0             0
   Chief Executive Officer(2)   September 2000      $500,043          $0           $0          $0             0
                                September 1999      $125,005          $0           $0          $0             0
                                September 1998            $0          $0           $0          $0             0
Cathy A. Stauffer               February 2001       $221,675     $50,000       $6,330          $0        75,000
   Vice President,              September 2000      $199,591          $0       $6,754          $0        30,000
   Merchandising                September 1999      $185,994          $0      $19,619     $60,000        17,500
                                September 1998      $170,925          $0           $0          $0             0
George J. Hechtman              February 2001       $220,841     $50,000      $76,052          $0       100,000
   Vice President,              September 2000      $106,254          $0       $6,477          $0       100,000
   Administration(3)            September 1999            $0          $0           $0          $0             0
                                September 1998            $0          $0           $0          $0             0
Richard C. Gazlay               February 2001       $171,257      $7,500         $396          $0             0
   Vice President,              September 2000      $167,506     $15,000           $0          $0             0
   Operations(4)                September 1999       $53,343     $75,679           $0          $0        26,000
                                September 1998      $103,587     $94,203           $0          $0         1,000
Kenneth R. Weller,              February 2001       $218,188         $66           $0          $0     1,000,000
   President(5)                 September 2000       $51,515          $0           $0          $0     1,000,000
                                September 1999            $0          $0           $0          $0             0
                                September 1998            $0          $0           $0          $0             0
---------

(1)   Consists of perquisites and other personal benefits, including long term disability, life insurance premiums paid by the Company, accrued vacation for terminated employees, and the tax gross up for relocation expenses.

(2)   Mr. Unkefer was named Chief Executive Officer of the Company on July 1, 1999.

(3)   Mr. Hechtman was named Vice President, Administration in April 2000.

(4)   Mr. Gazlay served the Company in a variety of positions, including Vice President, Operations until November
      2000 and then Director of Service until his resignation in March 2001.

(5)   Mr. Weller was named President of the Company on August 15, 2000.

                               STOCK OPTION TABLES

      The following table shows information concerning stock options granted to the individuals named in the Summary Compensation Table above during the 12-month period ended February 28, 2001 ("Transition Period").

                                OPTION GRANTS IN
                                TRANSITION PERIOD

                                             INDIVIDUAL GRANTS
                                         -------------------------
                                         % OF TOTAL                                        POTENTIAL REALIZABLE
                                           OPTIONS                                           VALUE AT ASSUMED
                           NUMBER OF     GRANTED TO                                        RATES OF STOCK PRICE
                           SECURITIES     EMPLOYEES                                          APPRECIATION FOR
                           UNDERLYING        IN                                                OPTION TERM(2)
                            OPTIONS      TRANSITION       EXERCISE     EXPIRATION       --------------------------
NAME                       GRANTED(1)      PERIOD          PRICE          DATE              5%              10%
----                       ---------     ----------       --------     ----------       ----------      ----------
Ronald A. Unkefer              0              0                --             --                --              --
Cathy A. Stauffer            5,000           .29%         $4.6250        3/17/10           $14,543         $36,855
                             70,000         4.08%         $7.0625       11/08/10          $310,905        $787,906
George J. Hechtman          100,000         5.82%         $2.8750        4/26/10          $180,807        $458,201
Richard C. Gazlay              0              0                --             --                --              --
Kenneth R. Weller          1,000,000        58.22%        $  3.75        8/15/10        $2,358,000      $5,976,000

----------

(1) All of the above options were granted under the 1994 Stock Incentive Plan with the exception that the options granted to George Hechtman and Kenneth Weller were granted outside that Plan. The options are non-qualified stock options that were granted at 100% of the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant, unless otherwise earlier terminated upon the occurrence of certain events related to termination of employment. Options granted vest 33.3% per year on the first three anniversaries of the option grant date. Additional vesting of the right to exercise the options ceases when the optionee's employment terminates.

(2) The 5% and the 10% assumed rates of appreciation applied to the option exercise price over the ten-year option term are prescribed by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of common stock. If the Company's common stock does not appreciate relative to the exercise price, the named executive officers will receive no benefit from the options.

(4) (3) All information given in this table and the following table as to exercise prices and values is as of February 28, 2001.

         The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the individuals named in the Summary Compensation Table above as of February 28, 2001, and the value of unexercised options as of that date.



                                                                                                         VALUE(1) OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                                SHARES                              OPTIONS AT 2/28/01                           2/28/01
                               ACQUIRED         VALUE         -------------------------------        -------------------------------
NAME                          ON EXERCISE     REALIZED        EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                          -----------     --------        -----------       -------------        -----------       -------------
Ronald A. Unkefer........            --             --                 0                   0                 $0                  $0
Cathy A. Stauffer........            --             --            41,251              96,249            $47,799              $3,059
George J. Hechtman.......            --             --            33,334              66,666            $79,168            $158,332
Richard C. Gazlay........            --             --            18,053                   0             $3,286                  $0
Kenneth R. Weller                    --             --                 0           1,000,000                 $0          $1,500,000
----------

            (1) The value of unexercised options is calculated by multiplying the number of options outstanding by the difference between the option exercise price and the February 28, 2001 closing price of $5.25 per share of the Company's common stock as reported on the NASDAQ National Market. Options with an exercise price in excess of the February 28, 2001 closing price were not included in this calculation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of May 11, 2001, unless otherwise noted, regarding securities ownership by (i) each person who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each current executive officer named in the Summary Compensation Table, (iii) the directors and nominees individually, and (iv) all executive officers and directors as a group.

                                                                                         COMMON STOCK
                                                                                      BENEFICIALLY OWNED(1)
        NAME                                                                         NUMBER         PERCENT
        ----                                                                       ----------      ----------
        Lord, Abbett & Co.(2) ...............................................       1,736,258             6.8%
          767 Fifth Avenue, 11th Floor
          New York, NY 10153
        First Pacific Advisors(2) ...........................................       1,669,500             6.6%
          11400 West Olympic Blvd., Suite 1200
          Los Angeles, CA 90064
        Dimensional Fund Advisors(2) ........................................       1,525,100             6.0%
          1299 Ocean Avenue, 11th Floor
          Santa Monica, CA 90401

        Ronald A. Unkefer (3) ...............................................       2,914,329            11.5%
        Kenneth R. Weller (4) ...............................................         750,000             3.0%
        John E. Martin (5) ..................................................         729,836             2.9%
        Joseph M. Schell (6) ................................................         450,644             1.8%
        Stanley R. Baker (7) ................................................         433,278             1.7%
        Gary M. Lawrence (8) ................................................         269,813             1.1%
        W. Howard Lester (9) ................................................         248,219             1.0%
        Russell M. Solomon (10) .............................................          72,764               *
        Joseph P. Clayton (11) ..............................................          60,011               *
        George J. Hechtman ..................................................          20,000               *
        Cathy A. Stauffer (12) ..............................................          48,384               *
                                                                                   ----------      ----------
        All executive officers and directors as a group (12  persons) (13)          6,005,669            23.6%

----------

*    Represents less than 1% of the outstanding shares.

(1) The stockholders named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)  As of March 31, 2001.

(3) Includes 801,734 shares issuable upon the exercise of outstanding warrants that are exercisable within 60 days. Mr. Unkefer is a member of the administrative committees for The Good Guys! Profit Sharing Plan, the trustee of which currently holds 532,392 shares on behalf of plan participants, and The Good Guys! Deferred Pay Plan, the trustee of which currently holds 377,200 shares on behalf of plan participants. If a participant fails to vote his or her shares under either Plan, such shares will be voted in the manner determined by the administrative committees.

(4) Includes 250,000 shares issuable upon the exercise of outstanding warrants that are exercisable within 60 days.

(5) Includes 133,744 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days.

(6) Includes 127,744 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days.

(7) Includes 106,808 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days.

(8) Includes 73,872 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days.

(9) Includes 79,872 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days.

(10) Includes 31,387 shares issuable upon the exercise of outstanding stock options and warrants that are exercisable within 60 days, and also includes shares held in trusts established by him as to which he disclaims beneficial interest.

(11) Includes 30,000 shares issuable upon the exercise of outstanding stock options and warrants that are issuable within 60 days.

(12) Includes 139 shares held by the trustee of The Good Guys! Profit-Sharing Plan and allocated to Ms. Stauffer, as to which Ms. Stauffer has voting power, 2,298 shares held by the trustee of The Good Guys! Deferred Pay Plan and allocated to Ms. Stauffer's individual account, as to which Ms. Stauffer has voting power, and 19,584 shares issuable upon exercise of outstanding stock options that are exercisable within 60 days.

(13) Includes 139 shares held by the trustee of The Good Guys! Profit-Sharing Plan and allocated to the individual accounts of members of the group, as to which such individuals have voting power; 2,298 shares held by the trustee of The Good Guys! Deferred Pay Plan and allocated to the individual accounts of such members, as to which such individuals have voting power, and 1,680,631 shares issuable upon exercise of outstanding stock options and warrants that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions." See also Note 5 and Note 12 of the Consolidated Financial Statements - Item 8 of this Transition Report relating to transactions during the transition period.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)   (1)   Financial Statements.

        Included in Part II of this report:

                    Independent Auditors' Report

                    Consolidated statements of operations for the five months ended February 28, 2001, February 29, 2000 (unaudited) and each of the three years in the period ended September 30, 2000

                    Consolidated balance sheets as of February 28, 2001 and September 30, 2000 and 1999

                    Consolidated statements of shareholders' equity for the five months ended February 28, 2001 and for each of the three years in the period ended September 30, 2000

                    Consolidated statements of cash flows for the five months ended February 28, 2001, February 29, 2000 (unaudited) and for each of the three years in the period ended September 30, 2000

                    Notes to consolidated financial statements

               (2)  Financial Statement Schedules.

                    Independent Auditor's Report on Financial Statement Schedule

                    Schedule II Valuation and Qualifying Accounts

        All other schedules are omitted because they are not required or are not applicable, or the information is included in the financial statements.

        (b)    REPORTS ON FORM 8-K.

               None

        Exhibits.
        3.1         Restated Certificate of Incorporation.

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

        10.3 Employee Stock Purchase Plan, as amended.* (Exhibit 4.2 to the Company's Registration Statement of Form S-8 as filed on March 30, 2001, registration number 333-57964; incorporated herein by reference).

        10.4        Amended and Restated 1994 Stock Incentive Plan.*(Exhibit
                    42.2 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 2000; incorporated herein by reference.)

        10.5        Assignment and Assumption Agreement, dated September 26,
                    1995, by and between The Good Guys, Inc. and The Good Guys
                    -- California, Inc. (Exhibit 10.18 to the Company's Form
                    10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

        10.6        Form of Operating Agreement, for WOW! Stores between MTS,
                    Inc., dba Tower Records/Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit
                    10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

        10.7        Loan Agreement between The Good Guys-California, Inc. and
                    Bank of America and GE Capital, dated as of September 30,
                    1999. (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

        10.8        Stock Purchase Agreement, dated June 1, 1999, between Ronald
                    A. Unkefer and the Company. (Exhibit 10.15 to the Company's
                    Report on Form 10-Q for the quarter ended June 30, 1999;
                    incorporated herein by reference.)

        10.9        Employment Agreement dated June 2, 1999, between Ronald A.
                    Unkefer and the Company. (Exhibit 10.16 to the Company's
                    Report on Form 10-Q for the quarter ended June 30, 1999;
                    incorporated herein by reference.)*

        10.10 Form of severance agreement entered into with Cathy Stauffer in June 1999. (Exhibit 10.17 to the Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference.)*

        10.11 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999;
                    incorporated herein by reference.)

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

----------------------------------
*Compensatory plan or arrangement.

        10.17 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.* (Exhibit 10.17 to the Company's Form
                    10-K filed for its fiscal year ended September 30, 2000;
                    incorporated herein by reference.)

        10.18       Letter agreement between Robert A. Stoffregen and the
                    Company, dated September 29, 2000.* (Exhibit 10.18 to the
                    Company's Form 10-K filed for its fiscal year ended
                    September 30, 2000; incorporated herein by reference.)

        10.19 Option Agreement between George Hechtman and the Company, dated April 26, 2000.* (Exhibit 10.19 to the Company's Form
                    10-K filed for its fiscal year ended September 30, 2000;
                    incorporated herein by reference.)

        10.20       Option Agreement between Robert A. Stoffregen and the
                    Company, dated October 6, 2000.* (Exhibit 10.20 to the
                    Company's Form 10-K filed for its fiscal year ended
                    September 30, 2000; incorporated herein by reference.)

        10.21 Option Agreement between the Company and Stanley R. Baker, dated July 27, 2000.* (Exhibit 10.21 to the Company's Form
                    10-K filed for its fiscal year ended September 30, 2000;
                    incorporated herein by reference.)

        10.22       Lease Agreement for Corporate Office, dated December 29,
                    2000, by and between Good Guys and LNR Harbor Bay, LLC.

        10.23 Royalty and services, licensing, domain name, and stock subscription & warrant agreements, dated as of January 1, 2000, entered into between The Good Guys-California, Inc and goodguys.com, inc.

        21.1        List of Subsidiaries.

        23.1        Independent Auditors' Consent.

        24.1        Power of Attorney.

        99.1        Definitive Proxy Statement for Annual Meeting of
                    Shareholders held on January 31, 2001.

----------------------------------
*Compensatory plan or arrangement.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Good Guys, Inc.:

We have audited the consolidated financial statements of Good Guys, Inc. (formerly The Good Guys, Inc.) and subsidiary as of February 28, 2001, and September 30, 2000 and 1999, and for the five-month Year ended February 28, 2001, and for each of three fiscal years in the Year ended September 30, 2000, and have issued our report thereon dated April 13, 2001. Our audits also included the financial statement schedule of Good Guys, Inc. and subsidiaries listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
April 13, 2001


                                   SCHEDULE II

                          GOOD GUYS, INC. & SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                    Column A                    Column B         Column C         Column D         Column E
                   -----------                  ---------        ---------        ---------        ---------
                                                                 Additions
                                                Balance at       Charged to                        Balance at
                                                Beginning        Costs and                          End of
                   Description                  of Year         Expenses        Deductions        Year
                   -----------                  ---------        ---------        ---------        ---------
        Year Ended September 30, 1998:
        Allowance for Doubtful Accounts         $   1,196                -        $      47        $   1,149

        Year Ended September 30, 1999:
        Allowance for Doubtful Accounts         $   1,149        $     400        $      86        $   1,463

        Year Ended September 30, 2000:
        Allowance for Doubtful Accounts         $   1,463        $     488        $     468        $   1,483

        Year Ended February 28, 2001:
        Allowance for Doubtful Accounts         $   1,483        $      53        $     330        $   1,206

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 25, 2001               GOOD GUYS, INC.


                                   By:  /S/ RONALD A. UNKEFER
                                        ----------------------------------------
                                            Ronald A. Unkefer
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ RONALD A. UNKEFER               Chairman and Chief Executive Officer               May 25, 2001
--------------------------------    (Principal Executive Officer)
(Ronald A. Unkefer)


/S/ ROBERT A. STOFFREGEN            Chief Financial Officer                            May 25, 2001
--------------------------------    (Principal Financial and Accounting Officer)
(Robert A. Stoffregen)


/s/ STANLEY R.  BAKER*              Director                                           May 25, 2001
-------------------------------
(Stanley R. Baker)


/s/ RUSSELL M.  SOLOMON*            Director                                           May 25, 2001
-------------------------------
(Russell M. Solomon)


/s/ JOHN E. MARTIN*                 Director                                           May 25, 2001
-------------------------------
(John E. Martin)


/s/ GARY M. LAWRENCE*               Director                                           May 25, 2001
-------------------------------
(Gary M. Lawrence)


/s/ JOSEPH P. CLAYTON*              Director                                           May 25, 2001
-------------------------------
(Joseph P. Clayton)


/s/ JOSEPH M. SCHELL*               Director                                           May 25, 2001
-------------------------------
(Joseph M. Schell)


/s/ KENNETH R. WELLER*              Director                                           May 25, 2001
-------------------------------
(Kenneth R. Weller)


*By /S/ ROBERT A. STOFFREGEN
-------------------------------
    Robert A. Stoffregen,
    Attorney-in-Fact

                                  EXHIBIT INDEX

        3.1         Restated Certificate of Incorporation.

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

        10.3 Employee Stock Purchase Plan, as amended.* (Exhibit 4.2 to the Company's Registration Statement of Form S-8 as filed on March 30, 2001, registration number 333-57964; incorporated herein by reference).

        10.4        Amended and Restated 1994 Stock Incentive Plan.*(Exhibit
                    42.2 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 2000; incorporated herein by reference.)

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

        10.7 Loan Agreement between The Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September 30, 1999. (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

        10.8        Stock Purchase Agreement, dated June 1, 1999, between Ronald
                    A. Unkefer and the Company. (Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)

        10.9        Employment Agreement dated June 2, 1999, between Ronald A.
                    Unkefer and the Company. (Exhibit 10.16 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)*

        10.10 Form of severance agreement entered into with Cathy Stauffer in June 1999. (Exhibit 10.17 to the Company Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference.)*

        10.11 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999; incorporated herein by reference.)

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

        10.17 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.* (Exhibit 10.17 to the Company's Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

----------------------------------
*Compensatory plan or arrangement.

        10.18 Letter agreement between Robert A. Stoffregen and the Company, dated September 29, 2000.* (Exhibit 10.18 to the Company's Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

        10.19 Option Agreement between George Hechtman and the Company, dated April 26, 2000.* (Exhibit 10.19 to the Company's Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

        10.20 Option Agreement between Robert A. Stoffregen and the Company, dated October 6, 2000.* (Exhibit 10.20 to the Company's Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

        10.21 Option Agreement between the Company and Stanley R. Baker, dated July 27, 2000.* (Exhibit 10.21 to the Company's Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

        10.22 Lease Agreement for Corporate Office, dated December 29, 2000, by and between Good Guys and LNR Harbor Bay, LLC

        10.23 Services, licensing, domain name, and stock subscription & warrant agreements, dated January 2000, entered into between The Good Guys-California, Inc and goodguys.com

        21.1        List of Subsidiaries.

        23.1        Independent Auditors' Consent.

        24.1        Power of Attorney.

        99.1 Definitive Proxy Statement for Annual Meeting of Shareholders held on January 31, 2001 *Compensatory plan or arrangement.

*Compensatory plan or arrangement.

--------------------------------------------------------------------------------