Form 10-K/A
period 2001-02-28
GOOD GUYS INC
filed 2001-05-29
CIK 785931

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $79,892,700 as of April 30, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 30, 2001, there were 23,215,320 shares of common stock outstanding.

                                EXPLANATORY NOTE

        The sole purpose of this amendment (the "Amendment") to the Registrant's Transition Report on Form 10-K, for the transition period October 1, 2000 to February 28, 2001, filed with the Commission on the date hereof, (the "Report") is to amend Exhibit 23.1 to the Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 25, 2001                         GOOD GUYS, INC.


                                             By:  /S/ ROBERT A. STOFFREGEN
                                                  ----------------------------
                                                  Robert  A. Stoffregen
                                                  Chief Financial Officer