Form 10-Q
period 2001-05-31
GOOD GUYS INC
filed 2001-07-13
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

                                       or

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to______________


                         Commission File Number: 0-14134

                                 GOOD GUYS, INC.
             (exact name of registrant as specified in its charter)


           Delaware                                       94-2366177
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                             1600 Harbor Bay Parkway
                                Alameda, CA 94502
                    (Address of principal executive offices)

                                 (510) 747-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

               CLASS                          OUTSTANDING AS OF May 31, 2001
               -----                          ------------------------------
            Common Stock                                 23,215,320

                                 GOOD GUYS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets --
               May 31, 2001, February 28, 2001 and May 31, 2000                         3

          Condensed Consolidated Statements of Operations --
               Three month periods ended May 31, 2001 and 2000                          4

          Condensed Consolidated Statement of Changes in Shareholders' Equity --
               Three month period ended May 31, 2001                                    5

          Condensed Consolidated Statements of Cash Flows --
               Three month periods ended May 31, 2001 and 2000                          6

          Notes to Condensed Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      8


PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                                            10

Item 6.   Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                             11

                         GOOD GUYS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               May 31,           February 28,          May 31,
                                                                                2001                2001                2000
                                                                              ---------          -----------          ---------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                             $   4,200           $   5,329           $      --
        Accounts receivable, net                                                 16,662              21,802              22,950
        Merchandise inventories                                                 116,841             120,928             124,972
        Prepaid expenses                                                          9,497               9,811              11,323
                                                                              ---------           ---------           ---------
               Total current assets                                             147,200             157,870             159,245

PROPERTY AND EQUIPMENT, NET
        Leasehold improvements                                                   73,952              71,746              73,546
        Furniture, fixtures and equipment                                        76,922              76,596              75,673
        Construction in progress                                                  1,710               3,187                 895
                                                                              ---------           ---------           ---------
        Total property and equipment                                            152,584             151,529             150,114
        Less accumulated depreciation and amortization                          (93,250)            (89,982)            (81,361)
                                                                              ---------           ---------           ---------
        Property and equipment, net                                              59,334              61,547              68,753

OTHER ASSETS                                                                        477                 459               7,789
                                                                              ---------           ---------           ---------
                  Total Assets                                                $ 207,011           $ 219,876           $ 235,787
                                                                              =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                      $  52,622           $  36,379           $  56,583
        Accrued expenses and other liabilities:
                  Accrued payroll                                                 8,590               8,352               9,406
                  Sales taxes payable                                             4,350               4,465               5,231
                  Other                                                          27,121              27,739              24,459
                                                                              ---------           ---------           ---------
        Total current liabilities                                                92,683              76,935              95,679

REVOLVING CREDIT DEBT                                                            31,201              50,161              50,132

SHAREHOLDERS' EQUITY:
        Preferred stock, $.001 par value:
                  Authorized -- 2,000,000 shares
                  Issued --none                                                      --                  --                  --
        Common stock, $.001 par value
                  Authorized --40,000,000 shares
                  Issued and outstanding--23,215,320, 23,077,802 and
                  20,495,051 shares, respectively                                    23                  23                  20
        Additional paid-in-capital                                              104,595             104,164              92,852
        Retained earnings (deficit)                                             (21,491)            (11,407)             (2,896)
                                                                              ---------           ---------           ---------
                  Total shareholders' equity                                     83,127              92,780              89,976
                                                                              ---------           ---------           ---------
Total Liabilities and Shareholders' Equity                                    $ 207,011           $ 219,876           $ 235,787
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

                         GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   May 31,
                                                      -------------------------------
                                                         2001                  2000
                                                       ---------             ---------
Net sales                                              $ 171,541             $ 184,094
Cost of sales                                           (122,870)             (132,137)
                                                       ---------             ---------
      Gross profit                                        48,671                51,957
Selling, general and administrative expense              (54,183)              (55,765)
Depreciation and amortization                             (3,209)               (3,528)
                                                       ---------             ---------
Loss from operations                                      (8,721)               (7,336)
Interest expense, net                                     (1,363)               (1,338)
                                                       ---------             ---------

      Net loss                                         $ (10,084)            $  (8,674)
                                                       =========             =========


Net loss per common share
          Basic                                        $   (0.44)            $   (0.42)
                                                       =========             =========
          Diluted                                      $   (0.44)            $   (0.42)
                                                       =========             =========

Weighted average shares
          Basic                                           23,166                20,495
                                                       =========             =========
          Diluted                                         23,166                20,495
                                                       =========             =========

   The accompanying notes are an integral part of these financial statements.

                         GOOD GUYS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE-MONTH PERIOD ENDED MAY 31, 2001
                        (In thousands except share data)
                                   (Unaudited)

                                                    Common Stock               Additional          Retained
                                             -------------------------          Paid-in            Earnings
                                               Shares           Amount          Capital            (Deficit)            Total
                                             ----------         ------         ----------          ---------          --------
Balance at February 28, 2001                 23,077,802          $ 23          $ 104,164           $(11,407)          $92,780

Issuance of common stock
   under employee
   stock purchase plan                          137,518                              343                                  343

Restricted stock:
   Amortization                                                                       88                                   88

Net loss for the three-month period
   ended May 31, 2001                                                                               (10,084)          (10,084)
                                             ----------          ----          ---------           --------           -------

Balance at May 31, 2001                      23,215,320          $ 23          $ 104,595           $(21,491)          $83,127
                                             ==========          ====          =========           ========           =======

   The accompanying notes are an integral part of these financial statements.

                         GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                    May 31,
                                                                         -----------------------------
                                                                           2001                 2000
                                                                         --------             --------
Cash Flows from Operating Activities:

  Net loss                                                               $(10,084)            $ (8,674)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         3,268                3,682
      Provision for doubtful accounts                                         174                  (90)
      Restricted stock amortization                                            88                  (61)
      Changes in assets and liabilities:
        Accounts receivable                                                 4,966               (4,711)
        Merchandise inventories                                             4,087               (9,142)
        Prepaid expenses and other assets                                     296                  201
        Accounts payable                                                   16,243                8,623
        Accrued expenses and other liabilities                               (495)                  (8)
                                                                         --------             --------
    Net cash provided by (used in) operating activities                    18,543              (10,180)
                                                                         --------             --------

Cash Flows from Investing Activities:
  Capital expenditures, net                                                (1,055)                (759)
                                                                         --------             --------
       Net cash used in investing activities                               (1,055)                (759)
                                                                         --------             --------

Cash Flows from Financing Activities:
  Net proceeds from borrowing (repayment) of revolving credit             (18,960)              10,132
  Proceeds from issuance of common stock                                      343                  807
                                                                         --------             --------
    Net cash provided by (used in) financing activities                   (18,617)              10,939
                                                                         --------             --------

    Net decrease in cash and cash equivalents                              (1,129)                  --

    Cash and cash equivalents at beginning of period                        5,329                   --
                                                                         --------             --------

    Cash and cash equivalents at end of the period                       $  4,200             $     --
                                                                         ========             ========

   The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated balance sheets at May 31, 2001 and May 31, 2000, and the consolidated statements of operations and cash flows for the three-month periods ended May 31, 2001 and 2000 have been prepared from the Company's records without audit and in management's opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2001 and May 31, 2000, and the results of operations and cash flows as of May 31, 2001 and 2000, and for the three-month periods then ended. The balance sheet at February 28, 2001, presented herein, has been derived from the Company's audited balance sheet. Certain information and disclosures normally included in the Company's notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the five-month transition period ended February 28, 2001. The results of operations for the three-month period ended May 31, 2001 are not necessarily indicative of the operating results for the full fiscal year.

2. Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options and warrants.

        The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three-month periods ended May 31, 2001 and 2000 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS
        138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During the five month transition period ended February 28, 2001 and the first quarter of fiscal 2002, the Company held no derivative financial instruments.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company's future net sales, net earnings and other operating results. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of the Company's restructuring program, increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company's merchandise sales mix including discontinued product categories, general economic conditions and other factors referred to in the Company's 2001 Transition Report on Form 10-K under "Information Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

Net sales for the three months ended May 31, 2001 were $171.5 million, a decline of 6.8%, compared to $184.1 million in net sales for the same period last year. This decrease is due to a 7.8% decline in same store sales, primarily attributable to the industry-wide softening in demand for consumer electronics due to the general economic slowdown and exacerbated by the unstable energy situation in California where the Company has the majority of its stores. The Company anticipates that negative sales trends may continue through the second and third fiscal quarter. Assuming an improvement in the economy, incremental sales opportunities from new product introductions and other planned initiatives are expected to result in single-digit sales growth for the fourth fiscal quarter and flat sales for the fiscal year.

Sales of high-definition televisions, digital cameras and camcorders, digital video disc players (DVD) and digital satellite systems continue to be strong, but were offset by decreases in audio systems and components and telecommunications. The sale of Extended Service Protection contracts, previously called Premier Performance Guarantee, increased to 7.5% of product sales from 7.3% of sales during the same period a year ago.

Gross profit as a percentage of net sales increased to 28.4% for the three months ended May 31, 2001 compared to 28.2% for the same period last year. This improvement in gross margin is primarily attributable to the decrease in promotion expense in the first quarter of this year compared to the prior year.

Selling, general and administrative expense of $57.4 million, including depreciation and amortization, decreased $1.9 million for the three months ended May 31, 2001, compared to $59.3 million for the same period in the prior year. These expenses represented 33.5% of net sales in the three months ended May 31, 2001 compared to 32.2% for the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the first quarter is primarily due to the reduction in headcount year over year and the reduction in expense related to the relocation of the Company's headquarters.

Interest expense increased slightly to $1.4 million for the three months ended May 31, 2001 from $1.3 million in the same period last year. The increase was primarily attributable to the change in average borrowings during the periods.

As a result of the factors discussed above, the net loss for the three months ended May 31, 2001 was $10.1 million compared to a net loss of $8.7 million for the three months ended May 31, 2000. The net loss per share for the three months ended May 31, 2001 was $0.44 per share compared to a net loss of $0.42 per share for the prior year.

Liquidity and Capital Resources

At May 31, 2001, the Company had cash and cash equivalents of $4.2 million. The Company's working capital was $54.5 million at May 31, 2001 compared to $63.6 million at May 31, 2000. Net cash provided by operating activities was $18.5 million for the three months ended May 31, 2001 compared to a cash use of $10.2 million for the prior year. Large decreases in accounts receivable, due to increased collection efforts, and improved management of inventory levels, in addition to increased accounts payable, contributed to the increase in cash provided by operating activities in the current year.

Net cash used in investing activities was $1.1 million for the three months ended May 31, 2001 compared to $0.8 million used in investing activities for the prior year. Cash used in investing activities is for the purchase of fixed assets.

The Company maintains a three-year $100 million revolving credit facility with no operating or financial covenants. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. At May 31, 2001, the Company had borrowings of $31.2 million outstanding under the revolving credit agreement and $14.7 million of the credit line was reserved under a financing agreement. At May 31, 2001, based on current inventory levels, $26.5 million was available to borrow under the credit facility.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and lease financing arrangements.

As previously announced, the Company continues to implement its restructuring program in order to return to profitability. The Company has reduced selling, general and administrative expense by eliminating headcount, moving the corporate headquarters and changing the store compensation programs. The Company is committed to reduced capital expenditures and does not plan to open any new stores in this fiscal year.

The return to profitability is contingent upon many factors, including, but not limited to, the successful implementation of the current restructuring program, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which its stores are located.

New Accounting Pronouncement

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During fiscal 2000 and the first quarter of fiscal 2001, the Company held no derivative financial instruments.

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company's line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank's reference rate as of May 31, 2001), the Company's results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal impact from inflation within the consumer electronics industry because of competition among manufacturers and technological changes, and therefore, inflation has not had a material effect on its net sales or cost of sales.

                                 GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising during the normal course of business. The Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on its financial position or results of operations.


Item 6. Exhibits and Reports on Form 8-K

        b) Reports on Form 8-K filed during the quarter.

On April 16, 2001, the Company reported on Form 8-K the change of its name to "Good Guys, Inc."

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GOOD GUYS, INC.


Date:     July 13, 2001                     By: /s/   Robert A. Stoffregen
       -------------------------                --------------------------------
                                                      Robert A. Stoffregen
                                                      Chief Financial Officer