Form 10-Q
period 2001-08-31
GOOD GUYS INC
filed 2001-10-15
CIK 785931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

                                       or

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

           CLASS                         OUTSTANDING AS OF AUGUST 31, 2001
           -----                         ---------------------------------
        Common Stock                                 23,265,904

                                 GOOD GUYS, INC.

                                      INDEX

                                                                                                                         PAGE
                                                                                                                         ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets -- August 31, 2001, February 28, 2001 and August 31, 2000                   3
        Condensed Consolidated Statements of Operations -- Three and six month periods ended August 31, 2001 and 2000     4
        Condensed Consolidated Statement of Changes in Shareholders' Equity -- Six month period ended August 31, 2001     5
        Condensed Consolidated Statements of Cash Flows -- Six month period ended August 31, 2001 and 2000                6
        Notes to Condensed Consolidated Financial Statements                                                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                             8

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                10

Item 6. Exhibits and Reports on Form 8-K                                                                                 10

SIGNATURES                                                                                                               11

                         GOOD GUYS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                          AUGUST 31,     FEBRUARY 28,     AUGUST 31,
                                                                            2001            2001             2000
                                                                          ---------      -----------      ---------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                         $   2,558       $   5,329       $      --
        Accounts receivable, net                                             19,404          21,802          16,980
        Merchandise inventories                                             125,565         120,928         136,772
        Prepaid expenses                                                      8,823           9,811          11,622
                                                                          ---------       ---------       ---------
               Total current assets                                         156,350         157,870         165,374
PROPERTY AND EQUIPMENT, NET
        Leasehold improvements                                               74,099          71,746          73,590
        Furniture, fixtures and equipment                                    78,109          76,596          75,825
        Construction in progress                                              2,097           3,187           1,405
                                                                          ---------       ---------       ---------
        Total property and equipment                                        154,305         151,529         150,820
        Less accumulated depreciation and amortization                      (96,590)        (89,982)        (85,011)
                                                                          ---------       ---------       ---------
        Property and equipment, net                                          57,715          61,547          65,809
OTHER ASSETS                                                                    484             459           7,901
                                                                          ---------       ---------       ---------
                  Total Assets                                            $ 214,549       $ 219,876       $ 239,084
                                                                          =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                  $  55,614       $  36,379       $  59,174
        Accrued expenses and other liabilities:
                  Accrued payroll                                             9,877           8,352           9,260
                  Sales taxes payable                                         4,387           4,465           5,127
                  Other                                                      22,573          27,739          17,951
                                                                          ---------       ---------       ---------
        Total current liabilities                                            92,451          76,935          91,512
REVOLVING CREDIT DEBT                                                        43,246          50,161          51,083
SHAREHOLDERS' EQUITY:
        Preferred stock, $.001 par value:
                  Authorized -- 2,000,000 shares
                  Issued --none                                                  --              --              --
        Common stock, $.001 par value
                  Authorized --40,000,000 shares
                  Issued and outstanding--23,265,904, 23,077,802 and
                  22,686,444 shares, respectively                                23              23              23
        Additional paid-in-capital                                          104,859         104,164         102,761
        Retained earnings (deficit)                                         (26,030)        (11,407)         (6,295)
                                                                          ---------       ---------       ---------
                  Total shareholders' equity                                 78,852          92,780          96,489
                                                                          ---------       ---------       ---------
Total Liabilities and Shareholders' Equity                                $ 214,549       $ 219,876       $ 239,084
                                                                          =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                         GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                        August 31,                      August 31,
                                                 -------------------------       -------------------------
                                                    2001           2000            2001            2000
                                                 ---------       ---------       ---------       ---------
Net sales                                        $ 190,943       $ 204,899       $ 362,484       $ 388,993
Cost of sales                                      134,138         144,966         257,008         277,103
                                                 ---------       ---------       ---------       ---------
           Gross profit                             56,805          59,933         105,476         111,890
Selling, general and administrative expense         60,284          61,688         117,676         120,981
                                                 ---------       ---------       ---------       ---------
Income (loss) from operations                       (3,479)         (1,755)        (12,200)         (9,091)
Interest expense, net                                1,060           1,644           2,423           2,982
                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                   (4,539)         (3,399)        (14,623)        (12,073)
Income tax expense (benefit)                            --              --              --
                                                 ---------       ---------       ---------       ---------
        Net income (loss)                        $  (4,539)      $  (3,399)      $ (14,623)      $ (12,073)
                                                 =========       =========       =========       =========
Net income (Loss) per common share
           Basic                                 $   (0.20)      $   (0.16)      $   (0.63)      $   (0.58)
                                                 =========       =========       =========       =========
           Diluted                               $   (0.20)      $   (0.16)      $   (0.63)      $   (0.58)
                                                 =========       =========       =========       =========

Weighted average shares
           Basic                                    23,266          20,973          23,217          20,735
                                                 =========       =========       =========       =========
           Diluted                                  23,266          20,973          23,217          20,735
                                                 =========       =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                         GOOD GUYS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX-MONTH PERIOD ENDED AUGUST 31, 2001
                        (In thousands except share data)
                                   (Unaudited)

                                                   COMMON STOCK             ADDITIONAL      RETAINED
                                            --------------------------       PAID-IN        EARNINGS
                                              SHARES          AMOUNT         CAPITAL        (DEFICIT)           TOTAL
                                            ----------      ----------      ----------      ----------       ----------
Balance at February 28, 2001                23,077,802      $       23      $  104,164      $  (11,407)      $   92,780
Issuance of common stock
   under employee
   stock purchase plan                         187,435                             518                              518
Exercise of stock options and warrants             667                               2                                2
Restricted stock:
   Amortization                                                                    175                              175
Net loss for the six-month period
   ended August 31, 2001                                                                       (14,623)         (14,623)
                                            ----------      ----------      ----------      ----------       ----------
Balance at August 31, 2001                  23,265,904      $       23      $  104,859      $  (26,030)      $   78,852
                                            ==========      ==========      ==========      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                         GOOD GUYS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          AUGUST 31,
                                                                     2001           2000
                                                                   --------       --------
Cash Flows from Operating Activities:
  Net loss                                                         $(14,623)      $(12,073)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   6,608          7,332
      Provision for doubtful accounts                                   978             50
      Restricted stock amortization                                     175            139
      Changes in assets and liabilities:
        Accounts receivable                                           1,420          1,119
        Merchandise inventories                                      (4,637)       (20,942)
        Prepaid expenses and other assets                               963           (210)
        Accounts payable                                             19,235         11,214
        Accrued expenses and other liabilities                       (3,719)        (6,766)
                                                                   --------       --------
  Net cash provided by (used in) operating activities                 6,400        (20,137)
Cash Flows from Investing Activities:
  Capital expenditures, net                                          (2,776)        (1,465)
                                                                   --------       --------
       Net cash used in investing activities                         (2,776)        (1,465)
Cash Flows from Financing Activities:
  Net proceeds from borrowing (repayment) of revolving credit        (6,915)        11,083
  Proceeds from issuance of common stock                                520         10,519
                                                                   --------       --------
    Net cash provided by (used in) financing activities              (6,395)        21,602
    Net decrease in cash and cash equivalents                        (2,771)            --
    Cash and cash equivalents at beginning of period                  5,329             --
                                                                   --------       --------
    Cash and cash equivalents at end of the period                 $  2,558       $     --
                                                                   ========       ========

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated balance sheets at August 31, 2001, and August 31, 2000, and the consolidated statements of operations and cash flows for the three and six-month periods ended August 31, 2001 and 2000, have been prepared from the Company's records without audit and in management's opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The balance sheet at February 28, 2001, presented herein, has been derived from the Company's audited balance sheet. Certain information and disclosures normally included in the Company's notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the five-month transition period ended February 28, 2001. The results of operations for the three and six-month periods ended August 31, 2001, are not necessarily indicative of the operating results for the full fiscal year.

2. Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

     The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three and six-month periods ended August 31, 2001 and 2000, because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During the five-month transition period ended February 28, 2001, and the first and second quarters of fiscal 2002, the Company held no derivative financial instruments.

4. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

5. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2001 were $190.9 million, a decline of 6.8%, compared to $204.9 million in net sales for the same period last year. This decrease is due to a 7.8% decline in same store sales, primarily attributable to the industry-wide softening in demand for consumer electronics due to the general economic slowdown. Net sales for the six months ended August 31, 2001 were $362.5 million, a decline of 6.8%, compared to $389.0 million in net sales for the same period last year. Year-to-date comparable store sales have declined 7.8%. Given the uncertainty of the U.S. economy, particularly in light of recent world-wide events, Good Guys is preparing for negative sales trends to continue. However, the Company continues to expect an improvement in its annual financial performance over the prior year.

Sales of digital products, including high-definition televisions, digital cameras, digital video disc (DVD) players and digital satellite systems continued to be strong, but were offset by decreases in audio systems and components and VCRs. The sale of Extended Service Protection (ESP) contracts for the three months ended August 31, 2001, decreased to 7.0% of product sales from 8.1% of sales during the same period a year ago. The sale of Extended Service Protection contracts for the six months ended August 31, 2001 decreased to 7.2% of product sales from 8.2% of sales for the same period last year.

Gross profit as a percentage of net sales increased to 29.7% for the three months ended August 31, 2001 compared to 29.3% for the same period last year. This improvement in gross margin is primarily attributable to a decrease in promotion expense and distribution costs during the period compared to the prior year and an improvement in product margins as a result of the Company's focus on more fully featured, higher-end consumer entertainment electronics. Gross profit as a percentage of net sales increased to 29.1% for the six months ended August 31, 2001 compared to 28.8% for the same period last year due to the same reasons mentioned above.

Selling, general and administrative expense of $60.3 million, including depreciation and amortization, decreased $1.4 million for the three months ended August 31, 2001, compared to $61.7 million for the same period in the prior year. These expenses represented 31.6% of net sales in the three months ended August 31, 2001 compared to 30.1% for the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the period is primarily due to the Company's ongoing efforts to reduce costs, which include the reduction in headcount year-over-year and lower expenses as a result of the relocation of the Company's headquarters, partially offset by an increase in net advertising expense over advertising expense in the prior year. Selling, general and administrative expense of $117.7 million, including depreciation and amortization, decreased $3.3 million for the six months ended August 31, 2001, compared to $121.0 million for the same period in the prior year. These expenses represented 32.5% of net sales compared to 31.1% for the prior year and the decrease year-to-date is due to the same factors listed above.

Interest expense decreased to $1.1 million for the three months ended August 31, 2001 from $1.7 million in the same period last year. The decrease was primarily attributable to the reduction in average borrowings during the periods. Interest expense decreased to $2.4 million for the six months ended August 31, 2001, from $3.0 million in the same period last year.

As a result of the factors discussed above, the net loss for the three months ended August 31, 2001 was $4.5 million compared to a net loss of $3.4 million for the three months ended August 31, 2000. The net loss per share for the three months ended August 31, 2001 was $0.20 per share compared to a net loss of $0.16 per share for the prior year. The net loss for the six months ended August 31,

2001 was $14.6 million compared to a net loss of $12.1 million, or a net loss of $0.63 per share compared to a net loss of $0.58 per share, for the six months ended August 31, 2000.

Liquidity and Capital Resources

At August 31, 2001, the Company had cash and cash equivalents of $2.6 million. The Company's working capital was $63.9 million at August 31, 2001 compared to $73.9 million at August 31, 2000. Net cash provided by operating activities was $6.4 million for the six months ended August 31, 2001 compared to a cash use of $20.1 million for the prior year. Decreases in accounts receivable, due to increased collection efforts, and improved management of inventory levels, in addition to increased accounts payable, contributed to the increase in cash provided by operating activities in the current year.

Net cash used in investing activities was $2.8 million for the six months ended August 31, 2001 compared to $1.5 million used in investing activities for the prior year. Cash used in investing activities is for the purchase of fixed assets.

The Company maintains a three-year $100 million revolving credit facility with no operating or financial covenants which expires in September 2002. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company's inventory balances. At August 31, 2001, the Company had borrowings of $43.2 million outstanding under the revolving credit agreement and $21.8 million of the credit line was reserved under a financing agreement. At
August 31, 2001, based on inventory levels at that time, $17.7 million was available to borrow under the credit facility.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility and lease financing arrangements.

The Company continues to implement its restructuring program in order to return to profitability. The Company has reduced selling, general and administrative expense by eliminating headcount, moving the corporate headquarters and changing the store compensation programs and expects to continue improving annual financial performance. The timeline for returning to profitability is contingent upon many factors, including, but not limited to, the successful implementation of the current restructuring program, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which its stores are located.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company's line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank's reference rate as of August 31, 2001), the Company's results from operations and cash flows would not be materially affected.

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

No reports on form 8-K were filed during the quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOOD GUYS, INC.

Date: October 15, 2001                 By: /s/  Robert A. Stoffregen
     --------------------                  -------------------------------------
                                                Robert A. Stoffregen
                                                Chief Financial Officer