Form 10-Q
period 2001-11-30
GOOD GUYS INC
filed 2002-01-14
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

or

[ ]	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

Commission File Number: 0-14134

GOOD GUYS, INC.
(exact name of registrant as specified in its charter)

Delaware	94-2366177
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1600 Harbor Bay Parkway
Alameda, CA 94502
(Address of principal executive offices)

(510) 747-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2001

Common Stock	23,372,907

GOOD GUYS, INC.

INDEX

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	NOVEMBER 30,	FEBRUARY 28,	NOVEMBER 30,
	2001	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,381	$5,329	$—
Accounts receivable, net	18,417	21,802	18,761
Merchandise inventories	157,183	120,928	173,703
Prepaid expenses	8,207	9,811	10,896

Total current assets	187,188	157,870	203,360
PROPERTY AND EQUIPMENT, NET
Leasehold improvements	74,081	71,746	73,647
Furniture, fixtures and equipment	76,937	76,596	76,106
Construction in progress	4,381	3,187	1,927

Total property and equipment	155,399	151,529	151,680
Less accumulated depreciation and amortization	(97,078)	(89,982)	(88,538)

Property and equipment, net	58,321	61,547	63,142
OTHER ASSETS	571	459	448

Total Assets	$246,080	$219,876	$266,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,868	$36,379	$77,896
Revolving Credit Debt	41,518	—	—
Accrued expenses and other liabilities:
Accrued payroll	11,753	8,352	9,845
Sales taxes payable	5,365	4,465	5,802
Other	28,561	27,739	32,458

Total current liabilities	175,065	76,935	126,001
REVOLVING CREDIT DEBT	—	50,161	55,433
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value:
Authorized — 2,000,000 shares
Issued — none	—	—	—
Common stock, $.001 par value
Authorized — 40,000,000 shares
Issued and outstanding— 23,372,907, 23,077,802 and 22,867,055 shares, respectively	23	23	23
Additional paid-in-capital	105,107	104,164	103,676
Retained earnings (deficit)	(34,115)	(11,407)	(18,183)

Total shareholders’ equity	71,015	92,780	85,516

Total Liabilities and Shareholders’ Equity	$246,080	$219,876	$266,950

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Net sales	$197,978	$206,943	$560,461	$595,936
Cost of sales	142,031	151,224	399,039	428,327

Gross profit	55,947	55,719	161,422	167,609
Selling, general and administrative expense	62,895	65,656	180,571	186,637
Gain on real estate transaction	—	(9,750)	—	(9,750)

Loss from operations	(6,948)	(187)	(19,149)	(9,278)
Interest expense, net	1,136	2,124	3,559	5,106

Loss before income taxes	(8,084)	(2,311)	(22,708)	(14,384)
Income tax expense	—	9,577	—	9,577

Net loss	$(8,084)	$(11,888)	$(22,708)	$(23,961)

Net loss per common share
Basic	$(0.35)	$(0.52)	$(0.98)	$(1.12)

Diluted	$(0.35)	$(0.52)	$(0.98)	$(1.12)

Weighted average shares
Basic	23,357	22,816	23,263	21,424

Diluted	23,357	22,816	23,263	21,424

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 30, 2001
(In thousands except share data)
(Unaudited)

	COMMON STOCK		ADDITIONAL	RETAINED
			PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance at February 28, 2001	23,077,802	$23	$104,164	$(11,407)	$92,780
Issuance of common stock under employee stock purchase plan	278,832		781		781
Exercise of stock options and warrants	667		2		2
Restricted stock:
Amortization	15,259		160		160
Net loss for the nine-month period ended November 30, 2001				(22,708)	(22,708)

Balance at November 30, 2001	23,372,907	$23	$105,107	$(34,115)	$71,015

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(22,708)	$(23,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,864	10,859
Provision for doubtful accounts	373	660
Restricted stock amortization	161	300
Changes in assets and liabilities:
Accounts receivable	3,012	(1,272)
Merchandise inventories	(36,255)	(57,873)
Prepaid expenses and other assets	1,492	7,969
Accounts payable	51,489	29,936
Accrued expenses and other liabilities	5,123	9,001

Net cash provided by (used in) operating activities	12,551	(24,381)
Cash Flows from Investing Activities:
Capital expenditures, net	(6,638)	(2,325)

Net cash used in investing activities	(6,638)	(2,325)
Cash Flows from Financing Activities:
Net proceeds from borrowing (repayment) of revolving credit	(8,643)	15,433
Proceeds from issuance of common stock	782	11,273

Net cash provided by (used in) financing activities	(7,861)	26,706
Net decrease in cash and cash equivalents	(1,948)	—
Cash and cash equivalents at beginning of period	5,329	—

Cash and cash equivalents at end of the period	$3,381	$—

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at November 30, 2001, and November 30, 2000, and the consolidated statements of operations and cash flows for the three and nine-month periods ended November 30, 2001 and 2000, have been prepared from the Company’s records without audit and in management’s opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The balance sheet at February 28, 2001, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the five-month transition period ended February 28, 2001. The results of operations for the three month period ended November 30, 2001, are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options were excluded from the diluted earnings per share for the three and nine-month periods ended November 30, 2001 and 2000, because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3.	On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivative financial instruments to be recognized on the balance sheet at fair value. The effect of adopting SFAS 133 was immaterial. During the five-month transition period ended February 28, 2001, and the first, second and third quarters of fiscal 2002, the Company held no derivative financial instruments.

4.	In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

5.	In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

6.	On January 7, 2002, the Company announced that it would be closing eight unprofitable stores. The Company also announced that it would be taking a charge with respect to such closings during the fourth quarter that will end February 28, 2002 and that the amount of the charge had not yet been determined. The Company is currently working on the estimation of such closing costs which would include future rent and lease payments offset by future sublease income, employee related expenses, professional fees and other one-time charges associated with the store closures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company’s future net sales, net earnings or losses and other operating results. The Company’s actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of the Company’s restructuring program, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company’s merchandise sales mix including discontinued product categories, general economic conditions, the closure of underperforming stores and other factors referred to in the Company’s 2001 Transition Report on Form 10-K under “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

Net sales for the three months ended November 30, 2001 were $198.0 million, a decline of 4.4% compared to $206.9 million in net sales for the same period last year. This decrease is due to a 5.7% decline in same store sales, primarily attributable to the industry-wide softening in demand for consumer electronics due to the general economic slowdown. Net sales for the nine months ended November 30, 2001 were $560.5 million, a decline of 6.0%, compared to $595.9 million in net sales for the same period last year. Same store sales have declined 7.1% for the nine months ended November 30, 2001. Given the uncertainty of the U.S. economy, particularly in light of recent world-wide events, Good Guys is preparing for negative sales trends to continue.

Sales of digital products, including high-definition televisions, digital cameras, digital video disc (DVD) players and digital satellite systems continued to be strong, but were offset by decreases in audio systems and components and VCRs. The sale of Extended Service Protection (ESP) contracts for the three months ended November 30, 2001, accounted for 7.4% of product sales compared to 8.0% of sales during the same period a year ago. The sale of Extended Service Protection contracts for the nine months ended November 30, 2001 decreased to 7.3% of product sales from 8.1% of sales for the same period last year.

Gross profit as a percentage of net sales increased to 28.3% for the three months ended November 30, 2001 compared to 26.9% for the same period last year. This improvement in gross margin is primarily attributable to a decrease in promotion expense and distribution costs during the period compared to the prior year and an improvement in product margins as a result of the Company’s focus on more fully featured, higher-end consumer entertainment electronics. Gross profit as a percentage of net sales increased to 28.8% for the nine months ended November 30, 2001 compared to 28.1% for the same period last year due to the same reasons mentioned above.

Selling, general and administrative expense of $62.9 million, including depreciation and amortization, increased $7.0 million for the three months ended November 30, 2001, from $55.9 million for the same period in the prior year. These expenses represented 31.8% of net sales in the three months ended November 30, 2001 compared to 27.0% for the prior year. In the prior year a one-time gain of $9.8 million due to a real estate transaction is included in selling, general and administrative expense. Excluding this one-time gain, the prior year expense would have been $65.7 million, resulting in a year over year improvement in expense. This improvement, or decrease in selling, general and administrative expenses, including depreciation and amortization, for the period is primarily due to the Company’s ongoing efforts to reduce costs, which include the reduction in headcount year-over-year and lower expenses as a result of the relocation of the Company’s headquarters, partially offset by an increase in net advertising expense over advertising expense in the prior year. Selling, general and administrative expense of $180.6 million, including depreciation and amortization, increased $3.7 million for the nine months ended November 30, 2001, compared to $176.9 million for the same period in the prior year. These expenses represented 32.2% of net sales compared to 29.7% for the prior year and the increase year-to-date is due to the same factors listed above.

Interest expense was $1.1 million for the three months ended November 30, 2001 compared to $2.1 million in the same period last year. The decrease was primarily attributable to the reduction in average borrowings and reductions in interest rates during the period. Interest expense decreased to $3.6 million for the nine months ended November 30, 2001, from $5.1 million in the same period last year.

As a result of the factors discussed above and the effects of income tax expense, the net loss for the three months ended November 30, 2001 was $8.1 million compared to a net loss of $11.9 million for the three months ended November 30, 2000. The net loss per share for the three months ended November 30, 2001 was $0.35 per share compared to a net loss of $0.52 per share for the prior year. The net loss for the nine months ended November 30, 2001 was $22.7 million compared to a net loss of $24.0 million, or a net loss of $0.98 per share compared to a net loss of $1.12 per share, for the nine months ended November 30, 2000. Both the three and nine-month periods ended November 30, 2000 include the impact of a one-time income tax expense to adjust the valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

At November 30, 2001, the Company had cash and cash equivalents of $3.4 million. The Company’s working capital was $12.1 million at November 30, 2001 compared to $77.4 million at November 30, 2000. This decrease in working capital is primarily attributable to the reclassification of the revolving credit debt from a long term liability to a current liability due to the expiration date of the credit facility in September 2002. Had the revolving credit debt been included in long term liabilities, working capital would have been $53.6 million at November 30, 2001. Net cash provided by operating activities was $12.6 million for the nine months ended November 30, 2001 compared to a cash used of $24.4 million for the prior year. Decreases in accounts receivable, due to increased collection efforts, and improved management of inventory levels, in addition to increased accounts payable, contributed to the increase in cash provided by operating activities in the current year.

Net cash used in investing activities was $6.6 million for the nine months ended November 30, 2001 compared to $2.3 million used in investing activities for the prior year. Cash used in investing activities was for the purchase of fixed assets.

The Company maintains a three-year $100 million revolving credit facility with no operating or financial covenants which expires in September 2002. The amount of borrowing allowed under the credit agreement is based on a formula related to the Company’s inventory balances. At November 30, 2001, the Company had borrowings of $41.5 million outstanding under the revolving credit agreement and $33.0 million of the credit line was reserved under a financing agreement. At November 30, 2001, based on inventory levels at that time, $18.4 million was available to borrow under the credit facility. Subsequent to November 30, 2001, the Company’s bank and the Company agreed upon a sales tax reserve requirement that will impact availability under the revolving credit facility in an amount that will range between approximately $4.0 million and $9.5 million depending on the time of year. Had the reserve been in effect on November 30, 2001, the Company’s availability under the credit line as of that date would have been approximately $14.4 million.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility and lease and other financing arrangements. The Company is currently in negotiation with its existing lender and others to renew the credit facility before September 2002.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates.

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

Item 5. Other Information

     a) As a consequence of the change in the Company’s fiscal year end from September 30 to February 28, effective October 1, 2000, and the uncertainties surrounding the date of the Company’s next annual meeting at the time the Company mailed its last Proxy Statement, the Company was unable to set the date for submission of stockholders proposals at that time. The Company currently anticipates that its annual meeting will be held sometime between July 15 and August 15, 2002. Consequently, pursuant to the provisions of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, the deadline for submission of proposals that stockholders wish to be included in the Company’s proxy materials for the next annual meeting is May 1, 2002.

     b) On January 7, 2002, the Company announced that it would be closing eight unprofitable stores. The Company also announced that it would be taking a charge with respect to such closings during the fourth quarter that will end February 28, 2002 and that the amount of the charge had not yet been determined. The Company is currently working on the estimation of such closing costs which would include future rent and lease payments offset by future sublease income, employee related expenses, professional fees and other one-time charges associated with the store closures.

Item 6. Exhibits and Reports on Form 8-K

     b) Reports on Form 8-K filed during the quarter.

No reports on form 8-K were filed during the quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

Date: January 14, 2002	By:	/s/ Robert A. Stoffregen
Robert A. Stoffregen Chief Financial Officer