Form 10-K
period 2002-02-28
GOOD GUYS INC
filed 2002-05-28
CIK 785931

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [x] Annual Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                  For the fiscal year ended February 28, 2002

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
 (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                        identification no.)

             1600 Harbor Bay Parkway, Alameda, California 94502-1840
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (510) 747-6000

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 88,472,043 as of April 30, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 30, 2002, there were 26,409,060 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement to be filed with Securities and
                      Exchange Commission relating to the
                 Company's 2002 Annual Meeting of Shareholders.
                              (Part III of Form 10-K)

                                     PART I.

ITEM 1.  BUSINESS.

GENERAL

Good Guys, Inc. was incorporated in California in 1976. On March 4, 1992, the Company changed its state of incorporation from California to Delaware by merging into a wholly owned Delaware subsidiary formed for that purpose. In September 1995, Good Guys, Inc. transferred substantially all of its assets and liabilities to Good Guys California, Inc., its wholly owned operating subsidiary. Unless the context otherwise requires, the terms "Company" or "Good Guys" refers to Good Guys, Inc., together with its operating subsidiary.

The Company is a leading specialty retailer of higher-end consumer entertainment electronics products. Until the decision discussed below under "Recent Developments and Restructuring" was made to close eight unprofitable stores, the Company operated 79 stores in California, Washington, Oregon and Nevada. Following these closures, the Company will operate 71 stores: In California, 19 stores are located in the San Francisco Bay area, 27 in the Greater Los Angeles/Orange County Metropolitan Area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, the Company operates six stores, three stores and two stores, respectively.

RECENT DEVELOPMENTS AND RESTRUCTURING

CHANGE IN FISCAL YEAR - The Company changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align the Company's financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the Company and its major competitors. As used elsewhere in this Annual Report on Form 10-K, fiscal 2002 refers to the year ended February 28, 2002, fiscal 2001 refers to the five-month period ended February 28, 2001, fiscal 2000 refers to the year ended September 30, 2000, fiscal 1999 refers to the year ended September 30, 1999 and fiscal 2003 refers to the year ending February 28, 2003. This report is for the fiscal year ended February 28, 2002.

IMPLEMENTATION OF TURNAROUND STRATEGY

In fiscal 2002, the Company commenced its implementation of a strategy for turnaround that included the following measures to improve Company performance and overall liquidity:

PRIVATE PLACEMENT - In March 2002, the Company issued, in a private placement,
2.8 million restricted shares of common stock at $2.00 per share and received approximately $5.1 million in net proceeds, the purpose of which was to fund store closures leaving working capital from operations unencumbered. The purchasers of those shares included Chairman and Chief Executive Officer, Kenneth R. Weller, and Chief Operating Officer, Peter G. Hanelt. The purchasers also received warrants to purchase an additional 280,000 shares of common stock at a price of $3.00 per share.

BANK BORROWINGS - On May 22, 2002, the Company and its lenders entered into an amendment to the Company's $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs. The Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company's assets.

CLOSURE OF UNPROFITABLE STORES - During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These costs include direct costs to terminate lease agreements, or the future obligated lease payments, net of estimated sublease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure expense also includes a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

As of May 17, 2002, the Company had closed four stores, with an additional three stores expected to be closed by the end of June 2002, and with the remaining store expected to be closed during fiscal 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of each of the remaining stores.

RESTRUCTURING AND COST SAVINGS PROGRAM - The Company has implemented a business restructuring and cost savings program that will have a substantial impact during fiscal 2003 and future years. Cost savings include:

-        Relocation of Corporate Office to Alameda

- Reduction of over 10% in store and corporate head count to right size the organization

-        10% reduction in Executive Officer compensation

- Restructured 3 service centers and consolidated to a single location to eliminate duplication and restructured the compensation plan for service technicians

- Reduced the distribution center from 3 shifts, 7 days a week to a single shift, 5 days a week

-        Reduced home delivery to 5 from 7 days a week

-        Negotiation of rent reductions on certain store leases

- Relocation of Marketing Division from Dallas to Alameda to better integrate marketing, merchandise and store operations, consolidation of locations and facilitation of other initiatives affecting marketing and advertising costs

-        Reduction in equipment lease costs

STRENGTHENED MANAGEMENT TEAM - Since December 2001, the Company has re-aligned its management team including:

- Kenneth R. Weller, who was serving as President of the Company, was also named Chairman and Chief Executive Officer

-        Peter G. Hanelt was appointed Chief Operating Officer and Treasurer.
         Mr. Hanelt has over 25 years of experience in finance and executive management, specifically as it relates to turnaround strategies

- Cathy A. Stauffer was promoted to Executive Vice President of Merchandising and Advertising

- The Company established the positions of Vice President of Sales, Northern Division and Vice President of Sales, Southern Division

IMPROVED LOGISTICS AND VENDOR SUPPORT - The Company has focused on merchandise and vendor support and has strengthened key vendor relationships, in particular with Sony and Mitsubishi, the Company's two largest vendors. Results to date include the following:

- Reduction in freight costs due to the initiation of the direct ship program to local markets from the two key vendors, streamlining the process and expediting deliveries to the Company and the Company's home delivery centers

- Sony identified the Company as a strategic relationship and is actively working with the Company through on-site personnel to promote product sales and supply chain logistics

-        Enhanced procedures to reduce overall merchandise inventory.
         Merchandise inventory has decreased $18.8 million or 15.6% to $102.1 million at February 28, 2002 compared to $120.9 million at February 28, 2001, providing significant cost savings and working capital for other operational needs

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements reflect the Company's current expectations and are based upon currently available data. There are a variety of factors and risks that could cause actual results experienced to differ materially from the anticipated results or other expectations expressed in the forward-looking statements, including, but not limited to, those set forth below under "Risk Factors."

RISK FACTORS

OPERATING LOSSES - The Company experienced operating losses of $40.0 million, $17.3 million, and $39.9 million for fiscal 2002, 2000 and 1999, respectively. Operating results for fiscal 2002 included a $15.1 million store closure expense and a $3.0 million impairment of asset expense. For fiscal 2001, the Company reported net income of $1.3 million. Accumulated deficit at February 28, 2002 was $51.4 million. The Company's ability to generate positive operating cash flow is dependent on its ability to improve sales and gross margin, convert its inventory to cash and effectively manage its operating costs.

Although the Company believes it will be able to successfully implement its turnaround strategy and return to profitability in fiscal 2003, there can be no assurance that it will be able to do so. Failure to return to profitability could have a material adverse effect on the Company's relationships with its vendors and lenders.

NEGATIVE SAME STORE SALES - For fiscal 2002, comparable store sales declined 7.1% from the 12-month prior period. Continued negative same store sales will result in lower sales and gross profit than budgeted and could delay the Company's planned return to profitability. Should sales continue to decrease for an extended period of time, the Company might have to close additional stores or make additional reductions in operating expenses to meet its obligations. The Company has experienced positive same store sales for fiscal 2003 to date

DEPENDENCE ON KEY PERSONNEL - The Company's success depends upon the active involvement of senior management personnel, particularly Kenneth R. Weller, Chairman, Chief Executive Officer and President, Cathy A. Stauffer, Executive Vice President, Merchandising and Advertising, and Peter G. Hanelt, Chief Operating Officer and Treasurer. The loss of the full-time services of Kenneth
R. Weller, Cathy A. Stauffer
or Peter G. Hanelt or other members of senior management could have a material adverse effect on the Company's results of operations and financial condition.

RISKS ASSOCIATED WITH COMPETITION - The retail consumer electronics industry is highly competitive. The Company competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Circuit City and Best Buy. Those competitors sell, among other products, audio and video consumer electronics products similar to those the Company sells. Certain of these competitors have substantially greater financial resources than those of the Company. A number of different competitive factors could have a material adverse effect on the Company's results of operations and financial condition, including, but not limited to:

-        Increased operational efficiencies of competitors;

-        Competitive pricing strategies;

-        Expansion by existing competitors;

- Entry by new competitors into markets in which the Company is currently operating; or

- Adoption by existing competitors of innovative store formats or retail sales methods.

SEASONAL AND QUARTERLY FLUCTUATIONS IN SALES - Like many retailers, seasonal shopping patterns affect the Company's business. Effective October 1, 2000, the Company changed its fiscal year to end on the last day of February. In the new fiscal year, the fourth fiscal calendar quarter includes the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As a result, any factors negatively affecting the Company during the fourth calendar quarter of any year could have a material adverse effect on results of operations for the entire year. More generally, the Company's quarterly results of operations also may fluctuate based upon such factors as:

-        Competition;

-        General, regional and national economic conditions;

-        Consumer trends;

-        Changes in the Company's product mix;

-        Timing of promotional events;

-        New product introductions; and

-        The Company's ability to execute its business strategy effectively.

CHANGES IN CONSUMER DEMAND AND PREFERENCES - The Company's success depend on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those the Company offers, are affected by, among other things, prevailing economic conditions. In addition, the Company depends on the periodic introduction and availability of new products and technologies that generate wide consumer interest and stimulate the demand for audio and video consumer electronics products. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction, or expected introduction, of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products the Company sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or from lower margins if the Company should need to mark down excess inventory to stimulate sales.

POTENTIAL NEGATIVE EFFECT ON SALES OF ADDITIONAL TERRORIST ATTACKS - The September 11th terrorist attacks caused substantial economic damage to the United States. In addition to the actual damage, many consumers were reluctant to purchase products such as the large ticket items the Company sells. While consumer sentiment has rebounded since September 11th, additional attacks on U.S. citizens or property could have a substantial negative impact on the Company's sales.

DEPENDENCE ON SUPPLIERS - The success of the Company's business and growth strategy depends to a significant degree upon its maintaining a good relationship with its suppliers, particularly brand-name suppliers of audio and video equipment such as Sony, Mitsubishi and JVC. The loss of any of these key vendors or the Company's failure to establish and maintain relationships with these or other vendors could have a material adverse effect on its results of operations and financial condition.

ANY CHANGE IN VENDOR CREDIT TERMS - The Company relies on credit from vendors to purchase its products. As of February 28, 2002, the Company had $53.9 million in accounts payable and $102.1 million in merchandise inventories. A substantial change in the credit terms from vendors or in vendors' willingness to extend credit to the Company would reduce the Company's ability to obtain the higher-end merchandise that it sells.

INVENTORY PURCHASED FROM FOREIGN VENDORS - The Company purchases a significant portion of its inventory from overseas vendors, particularly vendors headquartered in Japan. Although substantially all the Company's merchandise inventory purchases are domestically sourced and denominated in U.S. Dollars, changes in trade regulations, currency fluctuations or other factors may increase the cost of items purchased from foreign vendors or create shortages of such items, which could, in turn, have a material adverse effect on the Company's results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate the ability to successfully differentiate the Company from other competitors, thereby resulting in an adverse effect on the Company's sales, profit margin or competitive position.

NEED TO SUCCESSFULLY CLOSE CERTAIN STORES - The Company is currently in the process of closing eight unprofitable stores. Any failure to successfully implement the store-closing program, including the satisfactory negotiation of the termination of certain leases, could result in an adverse effect on the Company's ability to return to profitability.

SHARES ELIGIBLE FOR FUTURE SALE - As of February 28, 2002, the Company had outstanding stock options and warrants to purchase an aggregate of 7,483,292 shares of common stock at exercise prices ranging from $1.55 to $20.38, of which options and warrants to purchase 5,690,795 shares are exercisable now. As of February 28, 2002, the Company had 30,000 outstanding restricted shares. The sale of restricted shares and the sale of shares covered by such options or warrants by the holders thereof, pursuant to existing registration statements or registration statements filed upon exercise of registration rights given them or pursuant to exemptions from registration, could have an adverse effect on the market price for the common stock.

BUSINESS STRATEGY

The Company's goal is to be the leading specialty retailer of higher-end entertainment electronics products in each of its markets. The cornerstones of its business strategy include:

MERCHANDISING - The Company's merchandising strategy is to provide shoppers with a differentiated selection of brand name entertainment electronics, with an emphasis on more fully featured, digital and high-tech products. The Company frequently hosts new product introductions. Merchandise is offered at competitive prices and backed by a low price guarantee.

MARKETING - The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position itself in its markets and to increase store traffic. Stores are designed to be exciting and easy to shop and are located in high-visibility and high-traffic commercial areas.

DIFFERENTIATED CUSTOMER SERVICE - The Company believes that superior service is an important factor in overall customer satisfaction, and that the Company differentiates itself from other consumer electronics retailers by providing excellent service to its shoppers. The Company believes that friendly and knowledgeable product specialists are critical to satisfying customers interested in more fully featured, middle to high-end consumer electronics products. The Company's objective is to generate long-term repeat business from its customers.

EXPANSION - The Company currently does not plan to open new stores or relocate any of its existing stores in fiscal 2003. However, when the Company does re-institute an expansion program, successful expansion will depend on, among other things, the Company's ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company's ability to open new stores quickly, to achieve economies of scale in advertising and distribution and to gain market share from established competitors.

MERCHANDISING

The Company offers its customers a broad range of high-quality consumer electronics products supplied primarily by manufacturers of nationally known brands. The following table shows the approximate percentage of sales for each major product category for fiscal 2002, 2001, 2000 and 1999, respectively. Historical percentages may not be indicative of percentages in future years.

                                             FIVE MONTHS ENDED               YEARS ENDED            YEARS ENDED
                                            February 28 & 29,               February 28,           September 30,
                                          ------------------------       ------------------     ------------------
                                            2001           2000            2002      2001         2000       1999
Video                                       56%             53%             58%        56%         53%         45%
Audio                                       19%             19%             15%        16%         18%         16%
Computer and home office                    14%
Mobile and wireless                         10%             10%             11%        12%         11%          9%
Other:
Accessories, repair service and
  extended service plans                    15%             18%             16%        16%         18%         16%
                                           ---             ---             ---        ---         ---         ---

Total company                              100%            100%            100%       100%        100%        100%
                                           ===             ===             ===        ===         ===         ===

For fiscal 2002, the Company's three leading suppliers for video products were, in alphabetical order, JVC, Mitsubishi, and Sony; for audio products were, in alphabetical order, Denon, Sony and Yamaha; and for mobile and wireless products were, in alphabetical order, Alpine, Kenwood and Sony.

During fiscal 2002, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Two of the Company's suppliers, Sony and Mitsubishi accounted for more than 20% of the merchandise mix.

With the increasing growth and adoption of digital technologies, consumer entertainment electronics retailers are poised to capitalize on the introduction and acceptance of digital and high-tech products and the resulting convergence of entertainment devices. The Company is working closely with strategic vendors to be among the first to introduce such products, which include hi-definition televisions, satellite radio, DVD recorders, wireless Internet devices and integrated hard disc recorders. Sales of digital products currently account for more than 60 percent of the Company's total product sales.

MARKETING AND ADVERTISING

The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, position the Company in its markets and generate store traffic. The Company's advertisements promote the Company as an entertainment electronics specialist and emphasize extensive selection, competitive pricing and superior customer service from knowledgeable product specialists.

To support its marketing strategy, the Company promotes its merchandise through an advertising program that emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, radio and television. The Company's primary advertising vehicle is a weekly, four-color newspaper insert that highlights specific products and their prices and specific financing plans, many times in connection with specific promotions. The Company targets the bulk of these advertisements to run on Sundays in order to drive "impulse" weekend purchases. These ads emphasize the Company's more fully featured and higher-end entertainment electronics products and also include some special values to draw attention. In addition, the Company has an active customer database, which is used for targeted mailings of catalogs and other promotional advertisements and materials. The Company believes that its direct mail activities leverage and complement its general media advertising campaigns.

The Company plans and directs all advertising. The advertisements are produced by outside vendors in order to control costs and give maximum flexibility. The Company increased its advertising and marketing spending in fiscal 2002 by approximately 9.3% over the prior 12-month period in order to promote an integrated branding and marketing campaign. This campaign was designed to convey the Company's commitment to providing early adopters, tech-savvy consumers and middle and upper income customers with a distinctive selection of consumer entertainment electronics

CUSTOMER SERVICE

The Company believes that knowledgeable and friendly product specialists are critical to providing superior customer service. As of February 28, 2002, the Company had 1,802 trained part-time and full-time product specialists.

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

The Company's satisfaction guarantee policy provides that a product generally may be returned within 30 days of purchase for a full refund or an exchange for another product. When purchasing a product from the Company, customers may elect to purchase an Extended Service Protection plan under which a third party provides extended service coverage beyond the period covered by the manufacturer's warranty.

All merchandise purchased from the Company and in need of repair may be returned to any of the Company's stores for service. Such merchandise is sent to either a Company-operated or an independent factory authorized repair facility and is returned to the store after repair. The Company has a regional service facility in Southern California and also utilizes the service network of a third party provider. The Company also operates car audio and car cellular phone installation facilities at most store locations.

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

The Company has developed store formats which emphasize mid-to-upscale products. Stores are also designed to be exciting and easy places to shop. Each store has displays designed to showcase a full spectrum of the Company's products to customers entering the store. These displays allow customers to make extensive side-by-side product comparisons. The Company's new stores have substantially larger selling space, providing customers with an uncluttered presentation of the latest technology and featuring multiple demonstration rooms dedicated to home theater and mobile electronics products.

The Company operates:  Original Concept, Generation 21, and EXPO store formats.

- ORIGINAL CONCEPT - The original concept stores sell the full range of the Company's merchandise, such as television, video and audio components, mobile audio and video, cameras and camcorders, personal electronics and related accessories. The original concept stores typically range from 15,000 to 20,000 square feet. The Company currently has 37 original concept stores.

- GENERATION 21 - In fiscal 1995, the Company introduced its first Generation 21 stores. These store formats are large and brighter than the original concept stores and feature more interactive displays, easily accessible merchandise and vibrant graphics. The Generation 21 stores typically range in size from 20,000 to 25,000 square feet. The Company currently has 25 Generation 21 stores.

-        EXPO - In November 1996, the Company introduced its EXPO store design.
         The EXPO store format provides greater merchandise flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with product specialists to design entertainment solutions for their homes. The EXPO stores typically range from 25,000 to 38,000 square feet. The Company currently has 17 EXPO stores.

The Company jointly operates five locations with Tower Records which are promoted as WOW! stores. These include two Generation 21 and 3 EXPO store formats. These stores offer the exact same entertainment electronics assortments as other Company locations as well as a full range of music, video, DVD and books offered by Tower Records. The Company occupies approximately 30,000 square feet in each of the WOW! Stores. Approved store closures for fiscal 2003 relate to 8 Generation 21 stores.

Each store generally has one store manager, two sales managers and one operations manager. In addition, some store locations have a floating store manager. The store manager oversees the entire store's operations and managers the sales managers: the sales managers supervise the product specialists. Product specialists are specialized by product category. Product specialists handle all aspects of the customer interface, including providing customers with the information necessary to determine the best product for their specific need, tendering the invoice, processing the payment and bringing the goods from the stockroom to the customer. Cashiers also are available at many locations to assist product specialists with transactions.

Store operations are overseen by a senior management team, which holds frequent meetings with the store managers and conduct regular store visits. Merchandising and store operation policies for all stores are established by senior management.

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

MANAGEMENT INFORMATION SYSTEMS

The Company's management information system is a distributed, online network of computers that links all stores, delivery locations, service center, credit providers, the distribution facility and the corporate offices into a fully integrated system. Each store has its own system, which allows store management to track sales and inventory at the product, customer or product specialist level. The Company's point of sale system allows the capture of sales data and customer information and allows the tracking of merchandising trends and inventory levels on a daily basis. In-store product information kiosks have also been introduced at all locations. These kiosks are used by both product specialists and customers to access product information through a private web portal.

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

The Company's strategy is to compete by being a value-added retailer, offering a broad selection of top national brand name merchandise sold at competitive prices by a friendly, knowledgeable and motivated team of specialists. Many of the products the Company sells are not available at the large national chains.

SEASONALITY

The Company has changed its fiscal year to end on the last day of February. In the new fiscal year, the fourth fiscal calendar quarter includes the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company's operating income for the entire fiscal year. As is the case with many other retailers, the Company's sales are higher during the quarter which includes the December holiday season than during other periods of the year, and have previously been between 30% to 33% of the Company's annual sales.

EMPLOYEES

At February 28, 2002, the Company employed approximately 3,343 persons, of whom 498 were salaried employees, 948 were hourly non-selling associates, 218 were hourly distribution, service and home deliver employees and 1,679 were salespeople on commission against a minimum guarantee. At February 28, 2002, approximately 190 of its employees were employed in the Company's executive offices; the balance was employed in its stores, distribution center, home delivery center and service center. There are no collective bargaining agreements covering any of the Company's employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

ITEM 2.  PROPERTIES.

Upon completion of the approved closure of 8 stores, the Company will operate 71 stores: In California, 19 are located in the San Francisco Bay area, 27 in the Greater Los Angeles/Orange County Metropolitan Area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In addition, the Company operates six stores in Washington, three stores in Oregon and two stores in Nevada. All of the stores are leased under leases that have expiration dates in years ranging from 2002 to 2018.

The Company's distribution center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires (assuming that lease options are exercised) in 2011.

On March 2, 2001, the Company relocated its executive offices from approximately 35,000 square feet in Brisbane, California, to more economical space occupying approximately 31,000 square feet in Alameda, California, at 1600 Harbor Bay Parkway, Alameda, California.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The executive officers of the Company and their respective ages and positions with the Company for the period ended February 28, 2002, are as follows:

    NAME                                       AGE     POSITION
    ----                                       ---     --------
    Kenneth R. Weller                           53     Chairman, Chief Executive Officer and President
    Cathy A. Stauffer                           42     Executive Vice President, Merchandising and Advertising
    Peter G. Hanelt                             57     Chief Operating Officer and Treasurer
    George J. Hechtman                          51     Vice President of Sales, Northern Division
    David A. Carter                             41     Vice President, Finance, Acting Chief Financial Officer and
                                                       Secretary
    Jeff G. Linden                              41     Vice President of Logistics and Service
    Babak Ghaznavi                              39     Vice President of Sales, Southern Division
    John J. De Luca                             56     Vice President and Chief Information Officer

All executive officers are elected by and serve at the discretion of the Board of Directors.

Kenneth R. Weller was appointed Chairman and Chief Executive Officer in December 2001. Mr. Weller began his career in 1982 as a sales associate at the Company's Concord store, rising to the position of Vice President of Sales in 1986 after holding various store management positions. In 1993, Mr. Weller left the Company and joined Best Buy as Senior Vice President of sales. Mr. Weller returned to the Company as President in August 2000.

Cathy A. Stauffer is Executive Vice President, Merchandising and Advertising. During her more than 20 years with the Company, she has served as a corporate officer in three different capacities, overseeing merchandising, marketing and quality. Ms. Stauffer joined the Company in 1977 and held various positions in advertising and marketing before being named Vice President of Marketing in 1988 where she served until 1993. Ms. Stauffer returned to the Company in 1998 as a consultant and was named Vice President of Quality later that year. She was appointed Vice President of Merchandising in 1999 and to her current position in December 2001. Ms. Stauffer is also a member of the board of directors.

Peter G. Hanelt joined the Company in December 2001 as Chief Operating Officer and was also made Treasurer in April 2002. Mr. Hanelt has more than 25 years of experience in finance and executive management and has served as Chief Operating Officer and Chief Financial Officer for numerous retail and consumer goods companies, including Esprit De Corp., Natural Wonders, Post Tool, Inc. and Manetti-Farrow, Inc. He began his career in 1975 as an accountant with Deloitte & Touche.

George J. Hechtman was appointed Vice President of Sales, Northern Division in February 2002. Mr. Hechtman joined the Company in April 2000 as Vice President of Administration. Prior to joining the Company, Mr. Hechtman served as Senior Vice President of Stores Operations for Office Max and Vice President of Merchandising and Franchise Operations for BizMart. A 25-year veteran of retail operations and consumer product merchandising, Mr. Hechtman as held various positions in consumer electronic merchandising at Circuit City, Montgomery Ward and Pacific Stereo.

David A. Carter became Vice President, Finance and Acting Chief Financial Officer in January 2002 and Secretary in April 2002. Mr. Carter has over 14 years of financial experience at retailers including Mervyn's and Starbucks. Mr. Carter joined the Company as Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Carter served as Chief Financial Officer for a 58-store coffee bar retail chain acquired by Starbucks.

Jeff G. Linden was named Vice President of Logistics and Service in August 2001. Mr. Linden joined the Company in February 2000 as Director of Distribution and Logistics and later expanded his responsibilities to include home delivery and service. A 15-year retail veteran, Mr. Linden served as Director of Distribution for Cost Plus World Markets from 1997 to 2000 and spent eight years with Macy's in a variety of roles including distribution, merchandising and store management. Mr. Linden has also managed distribution for a regional hard goods retailer and held numerous positions in logistics and store management in the restaurant industry.

Babak Ghaznavi was appointed Vice President of Sales, Southern Division in January 2002 and is responsible for Southern California and Nevada. Mr. Ghaznavi joined the Company in 1992 after holding various store management positions at Circuit City. While at the Company, Mr. Ghaznavi has served as a store manager, regional manager and, most recently, Director of Company Operations.

John J. De Luca joined the Company in August 2001 as Vice President and Chief Information Officer. Prior to joining the Company, he served as President and CEO of a Minneapolis-based consulting and management firm where he advised various companies on the development and alignment of their information technology architectures and business strategies. From 1994 to 1999, Mr. De Luca held various executive positions with EDS' Bank Service Division where he was responsible for business development, customer relationship management, product management, product development and data center services. Previously he served as

Director of MIS and Chief Information Officer for a major California bank and as General Manager for an IT services company that provided a variety of outsourcing services for banks, healthcare organizations and telecommunications companies.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The Company's common stock is traded on the NASDAQ National Market under the symbol GGUY. The following table sets forth the quarterly high and low sales prices for the Company's common stock as quoted for the period:

                 FISCAL PERIOD ENDED                              HIGH               LOW
                 -------------------                              ----               ---
     Quarter ended March 31, 2000                              10-1/4               3-5/8
     Quarter ended June 30, 2000                                4-1/2               2-1/6
     Quarter ended September 30, 2000                           8                   2-15/16
     Quarter ended December 31, 2000                            7-11/16             2-3/4
     Two months ended February 28, 2001                         6-1/16              2-15/16
     Quarter ended May 31, 2001                                 5-8/16              4
     Quarter ended August 30, 2001                              4-12/16             3
     Quarter ended November 30, 2001                            3-14/16             2-5/16
     Quarter ended February 28, 2002                            4-12/16             1-1/16

As of April 30, 2002, there were 3,306 stockholders of record excluding stockholders whose stock is held in nominee or street name by brokers.

ITEM 6. SELECTED FINANCIAL DATA

                                              FIVE MONTHS ENDED            YEAR ENDED        YEAR ENDED
                                              February 28 & 29,           February 28,      February 28,
                                          --------------------------     -------------    --------------
(Amounts and shares in thousands,          2001            2000              2002              2001
Except per share and other data)
SUMMARY OF EARNINGS
Net sales                                 $ 414,978       $ 391,558       $ 819,661       $ 873,903
Cost of sales                              (298,412)       (274,356)       (584,202)       (628,003)
                                          ---------       ---------       ---------       ---------

Gross profit                                116,566         117,202         235,459         245,900
Selling, general, and
  administrative expenses                  (112,849)       (114,677)       (252,682)       (247,060)
Store closure and
 impairment expenses                                                        (18,135)
Gain from property
 transactions                                                 1,025
                                           ---------       ---------       ---------       ---------

Income (loss) from operations                 3,717           3,550         (35,358)         (1,160)
Interest income                                  90              36              41              85
Interest expense                             (2,488)         (2,440)         (4,700)         (6,504)
                                          ---------       ---------       ---------       ---------

Income (loss) before
  income taxes                                1,319           1,146         (40,017)         (7,579)
Income tax (expense) benefit                                                                 (9,579)
                                          ---------       ---------       ---------       ---------

Net income (loss) loss                    $   1,319       $   1,146       $ (40,017)      $ (17,158)
                                          =========       =========       =========       =========


Net income (loss) per share :
  Basic                                   $    0.06       $    0.06       $   (1.72)      $   (0.79)
  Diluted                                 $    0.06       $    0.05       $   (1.72)      $   (0.79)
Weighted average shares
  outstanding:
  Basic                                      22,937          19,920          23,321          21,809
  Diluted                                    23,763          21,345          23,321          21,809

FINANCIAL POSITION
Working capital                           $  80,935       $  58,557       $  27,925       $  80,935
Total assets                              $ 226,927       $ 230,901       $ 186,416       $ 226,927
Revolving Credit Debt                     $  50,161       $  40,000       $  23,231       $  50,161
Shareholders' equity                      $  92,780       $  97,877       $  54,015       $  92,780

OTHER DATA
Number of stores at year end                     79              79              79              79
Average sales per store
  (In thousands)                          $   5,253       $   4,956       $  10,375       $  11,062
Sales per selling square foot             $     410       $     387       $     810       $     863
Sales per gross square foot               $     256       $     242       $     506       $     536
Comparable stores sales
  increase (decrease)                           6.0%            1.0%           (6.2)%           2.9%
Annualized Inventory turns *                    5.9             5.8             5.2             5.3



                                                                 YEARS ENDED
                                                                September 30,
                                               -----------------------------------------------------------
(Amounts and shares in thousands,                2000            1999           1998              1997
Except per share and other data)
SUMMARY OF EARNINGS
Net sales                                      $ 850,512       $ 915,642       $ 928,382       $ 889,779
Cost of sales                                   (603,975)       (692,745)       (700,070)       (666,815)
                                               ---------       ---------       ---------       ---------

Gross profit                                     246,537         222,897         228,312         222,964
Selling, general, and
  administrative expenses                       (258,637)       (257,993)       (241,007)       (241,411)
Store closure and
 impairment expenses                                                 (54)         (3,008)            314
Gain from property
 transactions                                     10,775
                                                ---------       ---------       ---------       ---------

Income (loss) from operations                     (1,325)        (35,150)        (15,703)        (18,133)
Interest income                                       94              91             119             172
Interest expense                                  (6,520)         (4,828)         (1,396)           (930)
                                               ---------       ---------       ---------       ---------

Income (loss) before
  income taxes                                    (7,751)        (39,887)        (16,980)        (18,891)
Income tax (expense) benefit                      (9,577)                          5,167           7,237
                                               ---------       ---------       ---------       ---------

Net income (loss) loss                         $ (17,328)      $ (39,887)      $ (11,813)      $ (11,654)
                                               =========       =========       =========       =========


Net income (loss) per share :
  Basic                                        $  (0. 84)      $   (2.58)      $   (0.84)      $  (0.86)
  Diluted                                      $  (0. 84)      $   (2.58)      $   (0.84)      $  (0.86)
Weighted average shares
  outstanding:
  Basic                                           20,560          15,484          14,012          13,626
  Diluted                                         20,560          15,484          14,012          13,626

FINANCIAL POSITION
Working capital                                $  59,621       $  61,858       $  30,018       $  53,892
Total assets                                   $ 224,889       $ 229,340       $ 250,948       $ 236,152
Revolving Credit Debt                          $  34,358       $  56,504
Shareholders' equity                           $  90,519       $  92,954       $ 109,655       $ 118,632

OTHER DATA
Number of stores at year end                          79              79              77              76
Average sales per store
  (In thousands)                               $  10,894       $  11,637       $  12,219       $  11,811
Sales per selling square foot                  $     841       $     931       $   1,065       $   1,057
Sales per gross square foot                    $     526       $     577       $     665       $     660
Comparable stores sales
  increase (decrease)                                5.0%           (4.0)%           3.0%         (8.0)%
Annualized Inventory turns *                         5.3             5.4             5.5           5.5

* BASED ON AVERAGE OF BEGINNING AND ENDING INVENTORIES FOR EACH FISCAL YEAR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements made below and elsewhere in this Annual Report on Form 10-K that are not historical facts involve certain risks and uncertainties. Factors that could cause the estimates and expectations to differ materially from management's projections, estimates and expectations include, but are not limited to, the Company's ability to successfully implement its restructuring program, increases in promotional activities of the Company's competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, and other factors referred to in this Annual Report on Form 10-K under "Information Regarding Forward Looking Statements" and in the Company's Consolidated Financial Statements, including Notes thereto. The Consolidated Financial Statements and Notes to the Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of the Financial Condition and Results of Operations.

CHANGE IN FISCAL YEAR

The Company changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align the Company's financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the Company and its major competitors.

GENERAL

The following table sets forth for the periods indicated, the relative percentages that certain income and expense items bear to net sales, and the number of stores open at the end of each period:


                                                     FIVE MONTHS ENDED       YEARS ENDED             YEARS ENDED
                                                     February 28 & 29,       February 28,           September 30,
                                                   --------------------   ------------------      ---------------
                                                    2001         2000      2002       2001         2000      1999

Gross profit                                        28.1%        29.9%     28.7%      28.1%        29.0%     24.3%
Selling, general and administrative*                27.2%        29.3%     30.8%      28.3%        30.4%     28.2%
Store closure and impairment expenses                                      2.2%
Gain from property transactions                                   0.3%                              1.3%
Income (loss) before income taxes                    0.3%         0.3%     (4.9)%     (0.9)%       (0.9)%    (4.4)%
Net income (loss)                                    0.3%         0.3%     (4.9)%     (2.0)%       (2.0)%    (4.4)%
Number of stores open at end of period                79           79        79         79           79        79

* Including Depreciation and amortization

The following table sets forth sales by product category:

                                             FIVE MONTHS ENDED                 YEARS ENDED                      YEARS ENDED
                                              February 28 & 29,               February 28,                    September 30,
                                            -------------------           ---------------------            ---------------------
                                            2001           2000            2002            2001            2000            1999
Video                                        56%            53%             58%             56%             53%             45%
Audio                                        19%            19%             15%             16%             18%             16%
Computer and home office                                                                                                    14%
Mobile and wireless                          10%            10%             11%             12%             11%              9%
Other:
Accessories, repair service and
  extended service plans                     15%            18%             16%             16%             18%             16%
                                            ---            ---             ---             ---             ---             ---
Total company                               100%           100%            100%            100%            100%            100%
                                            ===            ===             ===             ===             ===             ===


NET SALES

Net sales for fiscal 2002 were $819.7 million, a decrease of $54.2 million or 6.2% from the prior 12 months sales of $873.9 million. The sales decline was attributed to several factors including a national recession, a weaker economy in Northern California and the Pacific Northwest relative to the national economy, the effects of the September 11 terrorist attack and the lack of availability of certain products during key periods during the year. As a result of these weaker sales, particularly in the Pacific Northwest, the Company initiated a store-closing program (see "Store Closure Expenses") which ultimately resulted in the identification of eight stores to be closed. All product categories had negative comparable sales except for Television, which benefited from the continuing strength in HD-upgradeable and HD-ready products and the increasing shift to digital technology.

Net sales for fiscal 2001 were $415.0 million, an increase of $23.4 million or 6.0% from the five-month comparable prior net sales of $391.6 million. The increase was primarily attributable to sustained sales growth from the prosperous economic region of Northern California, where comparable store sales increased by 12.0%. Growth in product sales during this period was led by the video department where digital technologies have increased demand for television, photo, digital satellite services and digital versatile disc ("DVD") players. In addition, the mobile and wireless category enjoyed steady sales increases, based upon strong sales from mobile audio and cellular wireless. The introduction of new accessory and furniture products provided steady growth in all categories, while mature technologies have become low price, ubiquitous commodities declined with Video/VHS players down 16% and Audio/Stereo systems down 14%. Sales for Extended Service Protection plans ("ESP") were flat and declined as a percentage of product sales from the year-ago period of 8.0% to the current 7.4%.

Net sales for fiscal 2000 decreased 7.1% to $850.5 million from $915.6 million for fiscal 1999. The decrease resulted primarily from the discontinuation of computer and home office products and de-emphasis of loss leaders in the fourth quarter of 1999 and, as discussed in Note 1 of the Consolidated Financial Statements, the reduction of the previously issued amount for fiscal 2000 net sales by $10.0 million to give effect to a change in accounting for sales incentives. Excluding sales from these discontinued product lines and the change in accounting for sales incentives, sales of continuing product categories increased by 5% or $40.2 million. The largest sales increases occurred in product lines where consumers were responding to advances in product technology, such as digital television, DVD players and digital cameras. Sales declined for VCRs and other mature technologies.

Comparable store sales in the future may be affected by competition, the opening of additional stores in existing markets, the absence or introduction of significant new products in the consumer electronics industry, and general economic conditions.

GROSS PROFIT MARGIN

Gross profit margin for fiscal 2002 was 28.7% of sales compared to 28.1% for the prior 12-month period. The improvement was primarily due to the company's focus on more fully featured, higher-end products that offer a higher gross profit margins, lower promotional expenses, reduced distribution costs, and favorable shrinkage results.

Gross profit margin for fiscal 2001 decreased to 28.1% of sales compared with 29.9% for the five-month comparable prior period. The decline was primarily due to a more competitive promotional environment, which included sales rebates, and credit card financing discounts during the holiday selling season; stronger sales of video products, which carry slightly lower margins than audio products; and the Company's successful efforts to increase comparable sales. There was also a decline in ESP sales commissions as a percentage of product sales and an increase in distribution costs.

In fiscal 2000, gross profit margin increased to 29.0% of sales compared with 24.3% in fiscal 1999. The lower gross profit margin trend for fiscal 1999 reflects sales of the Computer & Home Office product line, primarily computers, which carried lower gross margins than the Company's average, as well as a greater dependency on low margin entry level merchandise. During the fourth quarter of fiscal 1999, sales of Computer & Home Office products were discontinued and the Company refocused on the market niche for products at the front end of the technology curve where the profit margins are higher. The Company also increased its profit margin in fiscal 2000 by increasing sales of ESP contracts and by initiating cost control measures surrounding inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For fiscal 2002, selling, general, and administrative expenses including depreciation and amortization, as a percentage of sales was 30.8% compared to 28.3% for prior 12-month period. This increase in SG&A is primarily the result of a 6.2% sales decline as well as higher professional fees pertaining to strategic marketing, finance, and merchandising initiatives as well as a one time charge pertaining to the conversion of a new extended warranty provider.

For fiscal 2001, selling, general and administrative expenses including depreciation and amortization, as a percentage of sales, were 27.2% compared to the five month comparable prior period of 29.3%, and were 30.4% in fiscal 2000 compared to 28.2% in fiscal 1999. Total spending for fiscal 2001 decreased by $1.8 million from the 5-month comparable prior period. The decrease is primarily attributed to: (1) restructuring of sales incentive programs which lowered commission expense, and (2) reductions in overhead costs for compensation, professional fees and rent on the corporate office.

The total spending for selling, general and administrative expenses for fiscal 2000 increased by $0.6 million or less than 1% from fiscal 1999; therefore, the increase as a percent of sales in fiscal 2000 from fiscal 1999 was a result of the decline in total store sales. In addition, expenses for fiscal 2000 reflect an increase for net advertising expenses of $7.5 million in addition to costs for reorganizing store operations, increased commissions based upon improved gross margins and expenses related to Y2K. Expenses for fiscal 1999 reflect the pre-operating expense for the opening of two new stores, expenses related to Y2K, and expenses of $9.3 million incurred during the fourth quarter in order to streamline the Company's cost structure. These fourth quarter charges in fiscal 1999 consisted primarily of severance payments, discontinued product line charges, and one-time bank charges.

STORE CLOSURE AND IMPAIRMENT EXPENSES

During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These costs include direct costs to terminate lease agreements, or the future obligated lease payments, net of estimated sublease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure and impairment expense also includes a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

As of May 17, 2002, the Company had closed four stores, with an additional three stores expected to be closed by the end of June 2002, and with the remaining store expected to be closed during fiscal 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of each of the remaining stores.

No store closure expenses were recorded in fiscal 2001 and 2000. Store closure expenses were $54,000 in fiscal 1999. During fiscal 1998, the Company entered into new lease agreements to relocate five stores and convert them to its new EXPO format. The Company opened one of these stores in each quarter from the first quarter of fiscal 1999 through the first quarter of fiscal 2000.

IMPAIRMENT OF ASSETS

During fiscal 2002, the Company also identified an additional 10 stores with a history of operating and cash flow losses combined with projected continuing losses in the foreseeable future. The Company's projections indicated that the carrying values of the long-lived assets associated with these stores would not be recoverable through future cash flows. Accordingly, an impairment charge of $3.0 million was recorded to write such assets down to their estimated fair values based on discounted future projected cash flows. No impairment of assets charge was recorded for fiscal 2001, 2000 and 1999.

GAIN FROM PROPERTY TRANSACTIONS

In December 1999, the Company sold a parcel of land with a book value of $2.2 million, received cash proceeds of $3.2 million and recorded a gain of approximately $1.0 million. In August 2000, the Company entered into a lease amendment and termination agreement for its corporate office space, with no book value in exchange for $9.8 million cash from its landlord and relocated to more cost-effective space leased from a new landlord in March 2001. Costs associated with the relocation were expensed as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recorded a provision for doubtful accounts of $4.9 million, and deductions of $0.3 million, during fiscal 2002 that increased its allowance from $1.2 million at February 28, 2001 to $5.8 million at February 28, 2002. The allowance includes amounts for uncollectable vendor rebate and promotional allowance receivables, service repair receivables and for other receivables. The increase was partially attributable to an increase in service repair receivables resulting from the transition to a new third party warrantor for extended service contracts. The Company also increased its provision for vendor rebates and promotional allowances in the fourth quarter based on an evaluation of historical collection experience and an increased aging of vendor receivables.

INTEREST EXPENSE

For fiscal 2002, net interest expense was $4.7 million compared to $6.5 million for the prior 12-month period. Interest expense for fiscal 2002 decreased primarily due to lower interest rates and, secondarily, a lower revolving loan base due to lower inventory level as a result of better supply chain management.

For fiscal 2001, net interest expense was $2.5 million compared to $2.4 million for the five-month comparable prior period, and for fiscal 2000 and 1999, interest expense was $6.5 million and $4.8 million, respectively. The Company uses a revolving loan to finance its inventory. Interest expense increased in each of those fiscal years as the average loan balance increased. The weighted average interest rates for fiscal 2002, 2001, 2000 and 1999 were 6.8%, 9.8%, 9.2% and 8.0%, respectively. The Company entered into a borrowing agreement in September 1999, which increased its borrowing capacity to $100 million.

NET INCOME (LOSS)

Net loss for fiscal 2002 was $40.0 million compared to a $17.2 million loss for the prior 12-month period. As discussed above, the increase in the net loss is primarily attributable to the effect of store closure and impairment expenses of $18.1 million and a 6.2% reduction in comparable store sales.

As a result of the factors discussed above, net income for fiscal 2001 was $1.3 million compared to $1.1 million for the five-month comparable prior period. The five-month comparable prior period included a gain of $1.0 million for the sale of land. Income before income taxes as a percentage of sales for fiscal 2001 and for the five-month comparable prior period were both 0.3%.

As a result of the factors discussed above, the loss before tax for fiscal 2000 was $7.8 million, which includes a one-time gain of $10.8 million associated with property transactions, compared to a loss before tax of $39.9 million for fiscal 1999. The loss before income taxes as a percentage of sales for fiscal years 2000 and 1999 was 0.9% and 4.4%, respectively.

There was no income tax expense for fiscal 2002, 2001 and 1999. Income tax expense of $9.6 million in fiscal 2000 is comprised of $7.5 million in non-cash charges to adjust fiscal 1999 deferred tax asset valuation allowance associated with the carry-forward of income tax benefits generated from fiscal 1999 and fiscal 1998 losses, and $2.1 million related to a tax settlement with the IRS for years prior to fiscal 1998. The deferred tax valuation allowance will not inhibit the Company's ability to offset future taxable income by its federal and state operating loss carry-forwards of $82.6 million and $42.6 million, respectively. The Company's loss carry-forwards expire on various dates from 2003 to 2022. The effective income tax rates for fiscal 2002, 2001, 2002 and 1999 were all 0%. The zero tax rate for fiscal 2001 reflects the utilization of operating loss carryforwards and fiscal 1999 is due to the Company providing a valuation allowance on its deferred income tax benefit generated from fiscal 1999 and fiscal 1998 losses.

As a result of the factors discussed above, the net income for fiscal 2001 was $1.3 million and net loss for fiscal 2002, 2000 and 1999 was $40.0 million, $17.3 million and $39.9 million, respectively. Net income as a percentage of sales for fiscal 2001 was 0.3%, and net loss as a percentage of sales for fiscal 2002, 2000 and 1999 was 4.9%, 2.0%, and 4.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sales are primarily cash and credit card transactions, providing a source of liquidity for the Company. The Company also uses private label credit card programs administered and financed by financial services companies, which allow the Company to expand store sales without the burden of additional receivables. Working capital requirements are influenced by the levels of vendor credit terms. The Company also uses lease financing to fund its capital requirements.

On May 22, 2002, the Company and its lenders entered into an amendment to the Company's $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs. The

Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company's assets.

At February 28, 2002 and 2001, there were $23.2 million and $50.1 million, respectively and at September 30, 2000, there was $34.4 million, outstanding under the line. With the amended credit facility, the Company has classified borrowings under the agreement as long-term because it has the intent and ability to keep its borrowings outstanding greater than one year.

Maximum borrowings outstanding under the credit facility during fiscal 2002, 2001, 2000 and 1999 were $68.4 million, $62.7 million, $64.7 million and $64.3 million, respectively. The weighted average borrowings during the same periods were $39.5 million, $40.3 million, $48.0 million and $44.8 million, respectively. Weighted average interest rates for fiscal 2002, 2001, 2000 and 1999 were 6.8%, 9.8%, and 9.2% and 8.0%, respectively.

At the end of fiscal 2002, 2001, 2000 and 1999, the Company had working capital of $27.9 million, $80.9 million, $59.6 million and $61.9 million, respectively. The decline in working capital reflects the Company's accrued liabilities for store closures and improvements in supply chain management, which decreased inventories while increasing payables.

During fiscal 2002, net cash provided by operating activities was $31.6 million compared to net cash used by operating activities of $12.6 million for the 12-month prior period. The increase in cash from operating activities compared to the 12-month prior period is primarily the result of a decrease in inventory and an increase in accounts payable.

During fiscal 2001, net cash used by operating activities was $15.8 million compared to net cash provided by operating activities of $8.1 million for the five-month comparable prior period. The decrease in cash from operating activities compared to the five month comparable prior period is primarily the result of a decline in accounts payable as the Company accelerated vendor payments to take advantage of improved vendor terms, and to a lesser extent, the Company accelerated payment to major vendors in preparation of its corporate headquarters move during March 2001, and to avoid disruption in deliveries during the move.

In fiscal 2000, net cash provided by operating activities was $11.2 million, compared to net cash used by operating activities of $58.3 million in 1999. The fiscal 2000 increase in net cash provided by operating activities of $11.2 million was primarily attributable to a decrease in the net loss (which includes gains from property transactions) and an increase in accounts payable, partially offset by an increase in merchandise inventories. The fiscal 1999 decrease in net cash provided by operating activities of $58.3 million was primarily attributable to an increase in net loss and a decrease in accounts payable, partially offset by a decrease in merchandise inventories and accounts receivable.

During fiscal 2002, cash used in investing activities representing capital expenditures was $6.9 million compared to $4.3 million for the 12-month prior period. Cash used in investing activities representing capital expenditures was $2.6 million, $1.8 million and $21.1 million in fiscal 2001, 2000 and 1999, respectively. During fiscal 1999, the Company opened two new EXPO stores. The Company does not plan to open or extensively remodel any stores in fiscal 2003.

During fiscal 2002, cash used in financing activities was $25.9 million compared to cash provided by financing activities of $22.0 million for the prior 12-month period. The decrease in cash from financing activities as compared to the prior 12-month period is primarily the result of repayments made to reduce long-term debt and a decrease in cash raised through a private placement.

During fiscal 2001, cash provided from financing activities was $16.6 million compared to cash used by investing activities of $12.8 million for the five-month comparable prior period. Cash used in financing activities in fiscal 2000 and 1999 was $8.0 million and $78.9 million, respectively. In fiscal 2000, the Company raised $14.2 million in cash through private placements, employee and non-employee stock issuance and used cash to repay $22.1 million on its revolving credit debt. In fiscal 1999, the Company raised $22.4 million in cash through private placements, employee and non-employee stock issuance and increased cash by $56.5 million from its revolving credit debt.

The Company continues to implement its strategy for returning to profitability through a focused set of management initiatives executed in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Completed initiatives include the closure of unprofitable stores, the renegotiation of store leases at select locations, the retirement of expensive operating leases, the completion of an equity private placement, the negotiation of an extension of the expiration date of its $100 million credit facility to May 31, 2003, new operating schedules for distribution services, improved supply chain management and ongoing efforts to reduce costs.

In the fourth quarter of 1999, the Company eliminated the Computer & Home Office category from the Company's product mix. This improved the Company's gross profit margins and selling focus in fiscal 2000 and going forward. To increase foot traffic and brand awareness, the Company increased its marketing and advertising budget in fiscal 2000 by 20% over 1999 levels. Because the Company's market niche is the upscale electronics consumer, product lines have been expanded to showcase leading-edge consumer electronics. The return to profitability is contingent on many factors, including, but not limited to, the successful implementation of the new business strategy, consumer acceptance of new technologies, continued vendor support, and economic conditions in the regions where the Company's stores are located.

The Company expects to be able to fund its working capital requirements with a combination of anticipated cash flow from operations, normal trade credit, existing financing agreements and other financing agreements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides summary information concerning the Company's future contractual obligations and commitments as of February 28, 2002.

                                                               Payments Due by Fiscal Year
                                    -----------------------------------------------------------------------------------
(Dollars in thousands)                  2003        2004       2005        2006        2007    Thereafter     Total
                                    -----------------------------------------------------------------------------------
Operating Leases                       $41,665     $37,428    $35,743     $33,151     $28,687    $115,680    $292,354
Revolving Credit Debt                                                                  23,231                  23,231
                                    -----------------------------------------------------------------------------------
Total Contractual Obligations          $41,665     $37,428    $35,743     $33,151     $51,918    $115,680    $315,585


OPERATING LEASES - The Company's stores, distribution center, administrative facilities and certain equipment are leased under operating leases. The leases have remaining initial terms inclusive of renewal options of one to 15 years and generally provide for rent increases based on the consumer price index. Certain store leases require additional lease payments based on the achievement of specified store sales.

REVOLVING CREDIT DEBT - The Company's revolving line of credit, which provides for up to $100 million of borrowings, expires on May 31, 2006. Any outstanding borrowings are contractually due on that date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

STORE CLOSURE ACCRUAL - In estimating the costs associated with closing a store the Company must make assumptions regarding, among other things, lease termination costs, the amount of time before the location can be subleased (if at all) and the amount of sublease income. To the extent that any of the assumptions prove incorrect, the Company will either increase or decrease the store closure accrual.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE - The Company's accounts receivable consist primarily of amounts receivable from vendors for rebates and promotional allowances, from warrantors for repairs of merchandise, from banks for credit card sales and for other receivables. Amounts due from banks have historically been collectable. Collection of amounts receivable from warrantors and vendor programs generally depend on detailed documentation that may be disputed. The Company has established an allowance for doubtful accounts based on historical collection experience or other information indicating that amounts might not be collectable.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable and supportable assumptions and projections, the Company records an impairment loss to write the assets down to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 2002, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS 133 had no impact on the Company's financial statements.

The Company adopted Emerging Issues Task Force No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by, a customer as a result of a single exchange transaction. In accordance with EITF 00-14, the Company now records sales incentives as a reduction of net sales. Sales incentives of $10 million for fiscal 2000 have been reclassified from cost of sales to conform with this change. There were no sales incentive costs in fiscal 1999.

In June 2001, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, were issued. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 had no impact on the Company's financial statements. SFAS 142, provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company will adopt SFAS 142 in the first quarter of fiscal 2003. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, SFAS 143, Accounting for Asset Retirement Obligations, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company beginning in fiscal 2004. SFAS 144 establishes accounting and reporting standards for the impairment of long-lived assets to be disposed of, and is effective for the Company beginning fiscal 2003. The Company does not expect the adoption of SFAS 143 or SFAS 144 to have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company's line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased by a 10% change from the bank's reference rate as of February 28, 2002, the Company's interest expense and payments would increase by approximately $288,000.

Substantially all the Company's merchandise inventory purchases are denominated in U.S. dollars. Accordingly, the Company has no significant foreign currency exchange rate risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Good Guys, Inc.
Alameda, California

We have audited the accompanying consolidated balance sheets of Good Guys, Inc. and subsidiary as of February 28, 2002, February 28, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year ended February 28, 2002, the five-month period ended February 28, 2001 and each of the two fiscal years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Good Guys, Inc. and subsidiary at February 28, 2002, February 28, 2001 and September 30, 2000, and the results of their operations and their cash flows for the fiscal year ended February 28, 2002, the five-month period ended February 28, 2001 and each of the two years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



San Francisco, California
May 17, 2002 (May 22, 2002 as to
  the second paragraph of Note 4)

                           CONSOLIDATED BALANCE SHEETS

                                                                         FEBRUARY 28,              SEPTEMBER 30,
                                                                ----------------------------       -------------
(Dollars in thousands, except share data)                            2002           2001              2000
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $   4,108         $   5,329         $   7,208
  Accounts receivable (less allowance for doubtful
    accounts of $5,803, $1,206 and $1,483, respectively)           24,145            28,853            19,879
  Merchandise inventories                                         102,109           120,928           121,458
  Prepaid expenses                                                  6,733             9,811            11,088
                                                                ---------         ---------         ---------

           Total current assets                                   137,095           164,921           159,633
                                                                ---------         ---------         ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                           64,436            71,746            73,629
  Furniture, fixtures and equipment                                72,245            76,596            76,058
  Construction in progress                                          3,435             3,187             1,269
                                                                ---------         ---------         ---------

             Total property and equipment at cost                 140,116           151,529           150,956

  Less accumulated depreciation and amortization                   91,357            89,982            86,148
                                                                ---------         ---------         ---------

           Property and equipment, net                             48,759            61,547            64,808
                                                                ---------         ---------         ---------

OTHER ASSETS                                                          562               459               448
                                                                ---------         ---------         ---------

TOTAL ASSETS                                                    $ 186,416         $ 226,927         $ 224,889
                                                                =========         =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  53,863         $  43,430         $  62,168
  Accrued expenses and other liabilities:
    Payroll                                                        10,930             8,352             9,542
    Sales taxes                                                     4,609             4,465             5,751
    Store closure                                                  12,904             1,330             2,001
    Extended service plan                                           5,789               557
    Other                                                          21,075            25,852            20,550
                                                                ---------         ---------         ---------

           Total current liabilities                              109,170            83,986           100,012
                                                                ---------         ---------         ---------

REVOLVING CREDIT DEBT                                              23,231            50,161            34,358
                                                                ---------         ---------         ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value authorized,
    2,000,000 shares, none issued
Common stock, $.001 par value: authorized,
  40,000,000 shares issued and outstanding 23,449,608
  23,077,802 and 22,763,194 shares respectively                        23                23                23
Additional paid-in capital                                        105,416           104,164           103,222
Accumulated deficit                                               (51,424)          (11,407)          (12,726)
                                                                ---------         ---------         ---------

           Total shareholders' equity                              54,015            92,780            90,519
                                                                ---------         ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 186,416         $ 226,927         $ 224,889
                                                                =========         =========         =========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR          FIVE MONTHS
                                                        Ended             Ended                   Years Ended
                                                     February 28,      February 28,               September 30,
                                                     -----------       -----------        ----------------------------
                                                        2002              2001              2000              1999
Net sales                                             $ 819,661         $ 414,978         $ 850,512         $ 915,642
Cost of sales                                          (584,202)         (298,412)         (603,975)         (692,745)
                                                      ---------         ---------         ---------         ---------

Gross profit                                            235,459           116,566           246,537           222,897

Selling, general and administrative                    (239,524)         (106,972)         (243,872)         (243,870)
Depreciation and amortization                           (13,158)           (5,877)          (14,765)          (14,123)
Store closure and impairment of asset expenses          (18,135)                                                  (54)
Gain from property transactions                                                              10,775
                                                      ---------         ---------         ---------         ---------

Income (loss) from operations                           (35,358)            3,717            (1,325)          (35,150)
Interest income                                              41                90                94                91
Interest expense                                         (4,700)           (2,488)           (6,520)           (4,828)
                                                      ---------         ---------         ---------         ---------

Income (loss) before income taxes                       (40,017)            1,319            (7,751)          (39,887)
Income tax expense                                                                           (9,577)
                                                      ---------         ---------         ---------         ---------

Net income (loss)                                     $ (40,017)        $   1,319         $ (17,328)        $ (39,887)
                                                      =========         =========         =========         =========
Net income (loss) per share
     Basic                                            $   (1.72)        $    0.06         $   (0.84)        $   (2.58)
                                                      =========         =========         =========         =========
     Diluted                                          $   (1.72)        $    0.06         $   (0.84)        $   (2.58)
                                                      =========         =========         =========         =========
Weighted average shares
     Basic                                               23,321            22,937            20,560            15,484
                                                      =========         =========         =========         =========
     Diluted                                             23,321            23,763            20,560            15,484
                                                      =========         =========         =========         =========


See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    Common Stock                ADDITIONAL      ACCUMULATED
                                            -----------------------------        Paid-In         Earnings
(Dollars in thousands, except share data)     Shares             Amount          Capital        (Deficit)        Total

Balance at September 30, 1999               19,636,022         $     20         $ 88,332        $  4,602         $92,954

Issuance of common stock under
    Employee Stock Purchase Plan               384,845                             1,688                           1,688
Exercise of stock options                      623,485                1            3,186           3,187
Issuance of restricted stock                   101,195                               729                             729
Proceeds from sale of common stock,
   net of offering expenses                  2,017,647                2            9,287                           9,289
Net loss                                                                                         (17,328)        (17,328)
                                            ----------         --------         --------        --------         -------
BALANCE AT SEPTEMBER 30, 2000               22,763,194               23          103,222         (12,726)         90,519

Issuance of common stock under
  Employee Stock Purchase Plan                 253,629                               715                             715
Exercise of stock options                        7,250                                37                              37
Issuance of restricted stock                    53,729                               190                             190
Net income                                                                                         1,319           1,319
                                            ----------         --------         --------        --------         -------
BALANCE AT FEBRUARY 28, 2001                23,077,802               23          104,164         (11,407)         92,780

Issuance of common stock under
  Employee Stock Purchase Plan                 365,880                             1,043                           1,043
Exercise of stock options                          667                                 2                               2
Issuance of restricted stock                     5,259                               207                             207
Net loss                                                                                         (40,017)        (40,017)
                                            ----------         --------         --------        --------         -------
BALANCE AT FEBRUARY 28, 2002                23,449,608         $     23         $105,416        $(51,424)        $54,015
                                           ===========         ========         ========        ========         =======


See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FIVE MONTHS
                                                            Year Ended          Ended               Years Ended
                                                            February 28,     February 28,          September 30,
                                                            ------------    -------------     -------------------------
(Dollars in thousands)                                        2002               2001          2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $(40,017)        $  1,319         $(17,328)        $(39,887)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in)
     operating activities:
    Depreciation and amortization                             13,158            5,877           14,765           14,123
    Gain on sale of land                                                                        (1,025)
    Provision for store closure and asset impairment          18,135             (671)          (1,284)              54
    Allowance for doubtful accounts                            4,597             (277)              20              314
    Deferred taxes                                                                               7,430
    Issuance of common stock in
    exchange for services rendered                                                                                  500
    Restricted stock issuance                                    207              190              729              250
    Changes in assets and liabilities:
      Accounts receivable                                        111           (8,697)           2,300            4,141
      Merchandise inventories                                 18,819              530          (11,182)          24,796
      Prepaid expenses and other assets                        2,975            1,266           (4,610)            (490)
      Accounts payable                                        10,433          (18,738)          22,419          (56,769)
      Accrued expenses and other liabilities                   3,187            3,383           (1,006)          (5,381)
                                                            --------         --------         --------         --------

Net cash provided by (used in) operating activities           31,605          (15,818)          11,228          (58,349)
                                                            --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                    (6,942)          (2,616)          (1,802)         (21,086)
  Proceeds from sale of fixed assets                                                             3,208
                                                            --------         --------         --------         --------

Net cash provided by (used in) investing activities           (6,942)          (2,616)           1,406          (21,086)
                                                            --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                   15,803                            56,504
  Repayment of long-term debt                                (26,930)                          (22,146)
  Issuance of common stock                                     1,046              752           14,164           22,436
                                                            --------         --------         --------         --------

Net cash provided by (used in) financing activities          (25,884)          16,555           (7,982)          78,940
                                                            --------         --------         --------         --------

Increase (decrease) in cash  and equivalents                  (1,221)          (1,879)           4,652             (495)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      5,329            7,208            2,556            3,051
                                                            --------         --------         --------         --------

CASH AND EQUIVALENTS, END OF PERIOD                         $  4,108         $  5,329         $  7,208         $  2,556
                                                            ========         ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION -
   Interest paid                                               5,461            2,279            5,782            5,100
   Taxes paid                                                                     252

See notes to consolidated financial statements.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Good Guys, Inc., through its wholly owned subsidiary (the "Company"), is a retailer of consumer electronic products in California, Nevada, Oregon and Washington. The Company's operations include 79 retail stores (8 of which will be closed during fiscal 2003, See Note 2) engaging only in activities related to the sale of consumer electronics products throughout the Western United States and comprise only one operating segment.

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Good Guys, Inc. and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      FISCAL YEAR - The Company changed its fiscal year-end from September 30 to the last day of February for fiscal years ending after September 30, 2000. Fiscal 2002 refers to the year ended February 28, 2002, fiscal 2001 refers to the five-month period ended February 28, 2001, fiscal 2000 refers to the year ended September 30, 2000 and fiscal 1999 refers to the year ended September 30, 1999.

      USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

      REVENUE RECOGNITION - The Company recognizes revenue for retail stores at the point of sale in the store and for home delivery sales when the merchandise is delivered to the customer. Sales are net of estimated returns, which are estimated based upon historical trends and customer habits. The effect of returns is not significant to the Company's operating results.

      EXTENDED SERVICE PLAN CONTRACTS - The Company sells extended service contracts on behalf of an unrelated company (the "Warrantor") that markets this product for merchandise sold by the Company. Commission revenue is recognized at the time of sale. The Company acts solely as an agent for the Warrantor and has neither liability to the customer under the extended service contract nor any other material obligation to the customer or the Warrantor. Merchandise presented to the Company for servicing under extended service contracts is repaired by the Company on behalf of the Warrantor.

      MERCHANDISING AND ADVERTISING costs are expensed as incurred. Merchandising and advertising costs for fiscal 2002, 2001, 2000 and 1999 were $58.0 million, $28.0 million, $54.1 million and $46.0 million, respectively.

      STORE OPENING COSTS consist primarily of labor, advertising and store supplies, and are expensed as incurred.

      STOCK BASED COMPENSATION - The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principle Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations and with the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") 123, Accounting for Stock Based

      Compensation, ("SFAS 123"). Because the Company has granted its stock options to its employees at fair market value at the date of grant, under APB 25, no compensation expense is required to be recognized in the consolidated financial statements.

      INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes are recorded based on the differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

      NET INCOME (LOSS) PER SHARE has been computed in accordance with SFAS 128, "Earnings per Share"("SFAS 128"), SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock had been converted into common stock.

      COMPREHENSIVE INCOME - Comprehensive income equates to net income (loss) for all periods presented.

      CASH EQUIVALENTS represent short-term, highly liquid investments with original maturities of 90 days or less. Interest earned from these investments is included in interest income.

      MERCHANDISE INVENTORIES are stated at the lower of cost (first-in, first-out method) or market. In fiscal 2002, the Company's 10 largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Two of the Company's suppliers accounted for more than 20% of its merchandise purchases.

      ACCOUNTS RECEIVABLE consists primarily of amounts receivable from vendors for rebates and promotional allowances, from warrantors for repairs of merchandise, from banks for credit card sales and for other receivables. The Company has established an allowance for doubtful accounts based on historical collection experience or other information indicating that amounts might not be collectable.

      PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, which range from three to five years for furniture, fixtures and equipment. Leasehold Improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable and supportable assumptions and projections, the Company records an impairment loss to write the assets down to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows.

      STORE CLOSURE ACCRUAL - The Company accrues the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or future lease obligations, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Losses on the liquidation of inventories are recorded in cost of sales when the inventories are sold or otherwise disposed of.

      INSURANCE RISK RETENTION - The Company retains certain risks for workers' compensation, general liability and employee medical programs and accrues estimated liabilities on an undiscounted basis for known claims and claims incurred but not reported.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and revolving credit debt approximate their estimated fair values.

      RECLASSIFICATION - Certain prior period balances have been reclassified to conform to current year presentation.

      NEW ACCOUNTING PRONOUNCEMENTS - In fiscal 2002, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS 133 had no impact on the Company's financial statements.

      The Company adopted Emerging Issues Task Force No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), which addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by, a customer as a result of a single exchange transaction. In accordance with EITF 00-14, the Company now records sales incentives as a reduction of net sales. Sales incentives of $10 million for fiscal 2000 have been reclassified from cost of sales to net sales to conform with this change. There were no sales incentive costs in fiscal 1999.

      In June 2001, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, were issued. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 had no impact on the Company's financial statements. SFAS 142, provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company will adopt SFAS 142 in the first quarter of fiscal 2003. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial position or results of operations.

      In August 2001, SFAS 143, Accounting for Asset Retirement Obligations, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company beginning in fiscal 2004. SFAS 144 establishes accounting and reporting standards for the impairment of long-lived assets to be disposed of, and is effective for the Company beginning fiscal 2003. The Company does not expect the adoption of SFAS 143 or SFAS 144 to have a material impact on the Company's financial position or results of operations.

2.    PROVISION FOR STORE CLOSURE AND ASSET IMPAIRMENT

      During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These costs include direct costs to terminate lease agreements, or the future obligated lease payments, net of estimated sublease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure and impairment expense also includes a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

      As of May 17, 2002, the Company had closed four stores, with an additional three stores expected to be closed by the end of June 2002, and with the remaining store expected to be closed during fiscal 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of each of the remaining stores.

      During fiscal 1998, the Company recorded store closure accruals relating to the relocation of five stores. The following schedule summarizes information related to store closure accruals:

                                                      STORE
                                     Beginning       Closure          Cash            Other           Ending
Fiscal Period Ending                  Balance       Provision       Payments       Adjustments        Balance
                                   -------------  --------------   -------------   -------------   ------------
(Dollars in Thousands)
2002                                  $ 1,330        $ 12,430          $ (856)                        $ 12,904
2001                                    2,001                            (413)           ($258)          1,330
2000                                    3,285                          (1,284)                           2,001
1999                                  $ 4,657            $ 54        $ (1,746)            $320         $ 3,285



      During fiscal 2002, the Company also identified an additional 10 stores with a history of operating and cash flow losses combined with projected continuing losses in the foreseeable future. The Company's projections indicated that the carrying values of the long-lived assets associated with these stores would not be recoverable through future cash flows. Accordingly, an impairment charge of $3.0 million was recorded to write such assets down to their estimated fair values based on discounted future projected cash flows.

3.    GAIN ON PROPERTY TRANSACTIONS

      In December 1999, the Company sold a parcel of land with a book value of $2.2 million, received cash proceeds of $3.2 million and recorded a gain of approximately $1.0 million. In August 2000, the Company entered into a lease amendment and termination agreement for its corporate office space, with no book value, in exchange for $9.8 million cash from its landlord and relocated to space leased from a new landlord in March 2001. Costs associated with the relocation were expensed as incurred.

4.    BORROWING ARRANGEMENTS

      As of February 28, 2002, the Company had a revolving line of credit agreement under which maximum borrowings available were $100 million. Available borrowings were limited to certain levels of eligible inventories, as defined, and were approximately $32.2 million and outstanding borrowings were $23.2 million at February 28, 2002. Interest was payable monthly and approximated the prime rate plus 0.5% (4.70% at February 28, 2002) and the borrowings were secured by substantially all of the Company's assets.

      On May 22, 2002, the Company and its lenders entered into an amendment to the Company's $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs. The Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company's assets.

5.    ACCOUNTS RECEIVABLE

      Accounts receivable consisted of the following:

                                                 FEBRUARY 28,        FEBRUARY 28,      SEPTEMBER 30,
                                                 -----------         -----------       -------------
(Dollars in thousands)                              2002                2001               2000
  Vendor programs                                  $ 17,831           $ 21,235           $ 13,209
  Warranty and service repairs                        6,059              1,265              2,412
  Credit cards                                        1,612                863              1,198
  Related parties - goodguys.com                        204                179
  Other                                               4,242              6,517              4,543
                                                   --------           --------           --------
                                                     29,948             30,059             21,362
     Less allowance for doubtful accounts            (5,803)            (1,206)            (1,483)
                                                   --------           --------           --------
Total  accounts  receivable                        $ 24,145           $ 28,853           $ 19,879
                                                   ========           ========           ========

6.    INCOME TAXES

      For fiscal 2002, 2001, and 1999, the Company had no income tax expense. In fiscal 2000, income tax expense was $9.6 million and consisted of $2.1 million of current federal taxes and $7.5 million of deferred tax. The provisions for income taxes as reported are different from the tax provisions computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                                              FIVE MONTHS
                                                Year Ended         Ended                Years Ended
                                               February 28,    February 28,            September 30,
                                             --------------   -------------      -------------------------
                                                  2002            2001            2000             1999
Federal income tax at the statutory rate          (35.0)%          35.0%          (35.0)%          (35.0)%
State franchise tax,
Less federal tax effect                                                            20.2
Other, net                                         (0.3)            0.3            (0.2)             0.2
Change in valuation allowance                      35.3           (35.3)          138.6             34.8
                                                  -----           -----           -----            -----
Total                                               0.0%            0.0%          123.6%             0.0%
                                                  =====           =====           =====            =====

      Significant components of the Company's net deferred tax assets as of February 28, 2002, 2001 and September 30, 2000 were as follows:


                                                      FEBRUARY 28,      FEBRUARY 28,      SEPTEMBER 30,
                                                      ------------      ------------      -------------
(Dollars in thousands)                                    2002               2001            2000
Current:
  Vacation accruals                                   $    945           $    830           $    749
  Prepaid expenses                                                         (1,995)            (1,887)
  Bad debt, store closure and other accruals             8,878              1,190              1,153
  Inventory capitalization                                 936               (688)              (741)
  Other                                                   (405)                83                402
                                                      --------           --------           --------
           Current assets, net                          10,354               (580)              (324)
                                                      --------           --------           --------

Noncurrent:
  Depreciation                                           7,329                392                392
  Net operating loss                                    31,706             28,516             29,084
  Other                                                    743                481                426
Valuation allowance                                    (50,132)           (28,809)           (29,578)
                                                      --------           --------           --------
           Noncurrent assets, net                      (10,354)               580                324
                                                      --------           --------           --------
Total                                                 $     --           $     --           $     --
                                                      ========           ========           ========

      As of February 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $82.6 million and net operating loss carryforwards for state tax purposes of approximately $42.6 million, which expire at various dates from 2003 to 2022.

      These loss carryforwards represent a combined tax benefit of $31.7 million that can be used to offset future taxes payable. Using its best estimates, the Company has established a valuation allowance of approximately $50.1 million at February 28, 2002, due to the uncertainty of realizing future tax benefits from its deferred tax assets.

7.    LEASES

      The Company's stores, distribution and administration facilities and certain equipment are leased under operating leases. The leases have remaining initial terms inclusive of renewal options, of one to 15 years and generally provide for rent increases based on the consumer price index. Certain store leases require additional lease payments based on the achievement of specified store sales.

      The Company' subleases a portion of one of its stores to a company whose Chairman is also a member of the Company's Board of Directors. The sublease expires on July 31, 2003 and provides for additional rent increases based on the consumer price index. Sublease income for fiscal 2002, 2001, 2000, and 1999 was $365,514, $210,766, $326,077 and $318,938,
      respectively.

      The future minimum annual payments for leases having non-cancelable terms in excess of one year, net of sublease income, at February 28, 2002, are as follows:

                                REAL
(Dollars in thousands)        Property                   Equipment
                              -----------                ----------
2003                           $   36,527                  $  5,138
2004                               35,919                     1,509
2005                               35,113                       630
2006                               32,606                       545
2007                               28,451                       236
Thereafter                       115,680
                               ---------                   -------
Total                          $ 284,296                   $ 8,058
                               ==========                  =======


      Lease expense for fiscal 2002, 2001, 2000 and 1999 was $51.1 million, $21.9 million $52.6 million, and $51.5 million, respectively.

8.    DEFERRED PAY AND PROFIT SHARING PLANS

      The Company has a Deferred Pay Plan to which its employees may contribute a portion of their annual salaries and a Profit Sharing Plan that covers substantially all of the Company's employees. The Profit Sharing Plan was amended in fiscal 1999, such that the Company matched an employee's contributions to the Deferred Pay Plan with the Company's common stock. The Company matched such contributions up to 6% of the employee's annual salary. The Company's contributions for fiscal year 1999 were $754,000. Effective October 1, 1999, contributions to the Profit Sharing Plan are at the discretion of the Board of Directors. There have been no discretionary contributions to the Profit Sharing Plan since fiscal 1999. In May 2001, the Profit Sharing and Deferred Pay Plans were consolidated into a single deferred pay plan.

9.    STOCK OPTIONS

      The Company's 1985 Stock Option Plan ("1985 Plan") and 1994 Stock Incentive Plan ("1994 Plan") authorize the issuance of incentive stock options and non-qualified stock options covering up to 4,215,000 shares of common stock. Although the 1985 Plan expired in 1995 and no further options may be granted under it, options granted prior to its expiration remain outstanding. Options granted under both Plans are exercisable at prices equal to the fair market value of the stock on the date of grant. Options granted under the plans prior to August 1999 vest ratably over four years. Options granted under the 1994 Plan in August 1999 and thereafter, vest at the end of one year in the case of options granted to directors and ratably over three years for options granted to employees. All options under the Plans have a maximum term of ten years, except those issued to 10% shareholders, which have a term of five years. At February 28, 2002, 347,082 options remained available for the grant of shares under the 1994 Plan.

      The following is a summary of stock option activity under the 1985 and 1994 Plans:

                                                                    WEIGHTED
                                                                    Average
                                                   Number           Exercise
                                                 of Shares           Price
                                                 ----------        ---------
Balance at September 30, 1998                     1,487,562           $9.25
  Granted (average fair value of $3.02)           2,482,834            5.30
  Exercised                                         (53,912)           5.09
  Canceled                                       (2,006,786)           8.30
                                                 ----------           -----

Balance at September 30, 1999                     1,909,698            5.55
  Granted (average fair value of $2.64)             387,145            3.91
  Exercised                                        (603,485)           5.11
  Canceled                                         (302,909)           5.87
                                                 ----------           -----

Balance at September 30, 2000                     1,390,449            4.59
  Granted (average fair value of $3.56)             279,979            5.42
  Exercised                                          (5,750)           5.09
  Canceled                                         (152,654)           5.93
                                                 ----------           -----

Balance at February 28, 2001                      1,512,024            5.63
  Granted (average fair value of $1.54)             679,050            2.68
  Exercised                                            (667)           2.88
  Canceled                                         (166,838)           4.12
                                                 ----------           -----

Balance at February 28, 2002                      2,023,569           $4.44
                                                 ==========           =====



      The following table summarizes information about stock options at February 28, 2002.

                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ---------------------------------------------------      ----------------------------------
                                         Weighted
                                          Average
                                         Remaining          Weighted                               Weighted
                                        Contractual          Average                                Average
Range of                Number             Life             Exercise             Number            Exercise
Exercise Prices         Shares            (Years)             Price              Shares              Price
                     ---------          -----------        ---------         -------------      ------------
$1.55 - $4.05          931,314               9.2            $ 2.84              165,146            $ 3.29
$4.06 - $6.56          909,900               8.4              5.37              752,737              5.37
$6.57 - $9.13          166,355               8.0              7.25              105,521              7.35
$13.74 - $16.99          8,000               1.9             13.19                8,000             13.19
$17.00 - $20.38          8,000               2.8             17.44                8,000             17.44
                     ---------              ----            ------            ---------            ------
$1.55 - $20.38       2,023,569               8.2            $ 4.44            1,039,404            $ 5.39
                     =========              ====            ======            =========            ======



      During fiscal 2001 and 2000, options for 75,000 and 1,125,000 shares, respectively, were granted outside the 1994 Plan with exercise prices equal to the fair market value of the stock on the date of grant, terms ranging from three to 10 years and vesting over three years (with the exception of an option for 25,000 shares that vests at the end of one year). At February 28, 2002, 1,200,000 options granted outside the 1994 Plan with a weighted average exercise price of $3.83 per share were outstanding, of which, options for 391,668 shares were exercisable at a weighted average exercise price of $3.84 per share.

      The Company established an Employee Stock Purchase Plan ("ESPP") in February 1986, which permits employees to purchase the Company's common stock under terms specified by this ESPP. The ESPP is a statutory Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Common stock issued under the ESPP during fiscal 2002, 2001, 2000 and 1999 totaled 365,880, 253,629, 384,845 and 390,498 shares, respectively, at a weighted average price of $2.85, $2.82, $4.15 and $5.30 per share, respectively. At February 28, 2002, 536,384 shares were reserved for issuance under the ESPP.

      SFAS 123 requires the disclosure of pro forma net earnings and earnings per share as if the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.

      The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The Company's calculations were made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life, 5 years; stock volatility of, 75% in fiscal 2002, 2001 and 2000, and 60% in fiscal 1999; risk-free interest rates of, 4% in fiscal 2002, 6% in fiscal 2001 and 2000 and 5.75% in fiscal 1999; and no dividends during the expected term. Had compensation cost been recognized in accordance with SFAS 123, the pro forma net income for fiscal 2001 would have been $1.0 million or $0.04 per share, and in fiscal 2002, 2000 and 1999, the pro forma net loss would have been $40.4 million, or $1.73 per share, $18.3 million or $0.89 per share, and $44.0 million or $2.84 per share.

10.   COMMON STOCK

      In March 2002, the Company issued, in a private placement, 2.8 million shares of common stock and received approximately $5.1 million in net proceeds. The purchasers of those shares included the Chief Executive Officer and the Chief Operating Officer. Additionally, the Company issued warrants for the purchase of 280,000 shares of common stock at a price of $3.00 per share, which was in excess of the fair market value of the Company's common stock at date of issuance. The warrants are exercisable over the period of five years from the date of issuance.

      In August 2000, the Company issued, in a private placement, 2.0 million shares of common stock and received $9.3 million in net proceeds. Additionally, the purchasers of the common shares received warrants for the purchase of 1.0 million shares of common stock. The warrants were issued with an exercise price of $4.64, representing the fair market value of the common stock at the date of issuance. The warrants are exercisable for a period of three years from the date of issuance.

      In August 1999, the Company issued, in a private placement, 3.3 million shares of common stock and received $15.4 million in net proceeds. Additionally, the purchasers of the common stock received warrants for the purchase of 1.8 million shares of common stock. The warrants were issued with an exercise price of $6.13, which was in excess of the fair market value of the common stock at the date of issuance and are exercisable during the three-year period following the date of issuance.

      In June 1999, the Company issued 1.45 million shares of common stock to its former Chairman and Chief Executive Officer and received $4.7 million in cash. Additionally, the purchasers of the common stock received warrants to purchase of 1.4 million shares of common stock. The warrants were issued with an exercise price of $3.40, representing 105 percent of the fair market value of the common stock at the date of issuance. The warrants become exercisable over a period of one to three years from the date of issuance and expire five years from the date they are first exercisable.

      At February 28, 2002, warrants on 4,259,723 shares were exercisable with a weighted average exercise price of $4.86 per share.

      RESTRICTED STOCK ISSUANCE: The Company has issued restricted stock to directors, officers and certain key employees as part of the Company's compensation program. All shares awarded entitle the recipient to full rights of a shareholder, are restricted as to disposition and are subject to forfeiture under certain circumstances. The market value of these shares at the date of grant is amortized to expense over the vesting period of one year.

      Shares issued during fiscal 2002, 2001, 2000, and 1999, were 30,000, 57,729, 101,195, 160,594, respectively. During fiscal 2002, 2001, 2000, and 1999, compensation expense of $78,270, $190,000, $729,000, and
      $250,000, respectively, was recognized, leaving unamortized compensation expense of $43,531, $113,000, $66,000, and $341,000, respectively, at the end of each fiscal period.

      Non-employee stock issuance: In fiscal 1999, the Company issued 80,800 shares of common stock and warrants for 40,400 common shares at an exercise price of $6.125 per share with a combined fair market value of $500,000 to a vendor in exchange for $500,000 of advertising services. These advertising expenses have been included in selling, general and administrative expenses for fiscal 1999 in the accompanying statements of operations.

11.   LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

12.   RELATED PARTY

      During fiscal 2000, the Company and a group of private equity investors, which at that time included the then Chairman and certain Directors of the Company, formed a separate company, goodguys.com, inc., to sell consumer electronic products through the Internet. In exchange for a trademark license and product supply agreement, the Company received common stock for 20% of goodguys.com and a warrant for an additional 29.9% exercisable only upon a change in control of goodguys.com or other liquidation event, as defined in the agreement. The Company did not make any cash investment in goodguys.com., which commenced Internet operations in October 2000. At February 28, 2002, two current directors of the Company owned less than 2% of the outstanding common stock of goodguys.com in the aggregate.

      The Company supplies merchandise to goodguys.com under a royalty and service agreement. Other agreements outline goodguys.com's rights associated with use of the trade name. For fiscal 2002 and 2001, the Company recorded product sales of $10.1 million and $1.9 million, and in fiscal 2002, the Company recorded royalty income of $415,125 and accrued expense reimbursements of $133,200. At February 28, 2002 and 2001, the Company had $204,063 and $179,000 in trade receivables from goodguys.com. The Company accounts for its investment under the equity method of accounting.

13.   NET INCOME (LOSS) PER SHARE:

      Basic earnings per share is calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share assume the exercise of all options, which are dilutive, whether exercisable or not. Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the year. Since the Company has reported net losses for fiscal 2002,

      2000 and 1999, the potentially dilutive effect of outstanding stock options and warrants to purchase a total of 7,483,292 shares, 6,815,172 shares and 5,200,599 shares of the Company's common stock at the end of fiscal 2002, 2000 and 1999, respectively, has been excluded from the calculation of net loss per share.

      The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company's basic and diluted per share computations for fiscal 2001:

                                                  Five Months
                                                     Ended
                                                 February 28,
                                                 --------------
                                                     2001
Basic shares                                         22,937
Effect of dilutive stock warrants                       574
Effect of dilutive stock options                        252
                                                     ------

Diluted shares                                       23,763
                                                     ======


14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data are summarized in the following table. As discussed in Note 1 to these financial statements, previously issued financial statements have been reclassified to conform with the change in accounting classification for sales incentives.


                                                           QUARTERS ENDED
                                   ---------------------------------------------------------------
(Dollars in thousands,              May 31,        August 31,       November 30,      February 28,
  except per share amounts)          2001             2001              2001              2002

Net sales                         $ 171,541         $ 190,943       $ 197,978         $ 259,199
Gross profit                         48,671            56,805          55,947            74,036
Net income (loss)                   (10,084)           (4,539)         (8,084)          (17,310)
Net income (loss) per:
  Basic share                     $   (0.44)        $   (0.22)      $   (0.35)        $   (0.74)
  Diluted share                   $   (0.44)        $   (0.22)      $   (0.35)        $   (0.74)



                                                  Quarters Ended                           TWO MONTHS
                                 --------------------------------------------------           Ended
(Dollars in thousands,             June 30,        September 30,       December 31,       February 28,
  except per share amounts)          2000               2000               2000               2001
Net sales                         $ 195,121         $ 208,175           $282,157          $ 132,821
Gross profit                         57,116            56,941             78,781             37,785
Net income (loss)                    (2,972)           (9,744)             5,802             (4,483)
Net income (loss) per:
  Basic share                     $   (0.14)        $   (0.45)          $   0.25          $   (0.19)
  Diluted share                   $   (0.14)        $   (0.45)          $   0.25          $   (0.19)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 28, 2002 (the "Proxy Statement") under the caption "Election of Directors." Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from portions of the Proxy Statement under the captions "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from portions of the Proxy Statement under the captions "Certain Stockholders" and "Compensation of Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from portions of the Proxy Statement under the caption "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a) (1) Financial Statements.

            Included in Part II of this report:

                  Independent Auditors' Report

                  Consolidated balance sheets as of February 28, 2002 and 2001, and September 30, 2000.

                  Consolidated statements of operations for the fiscal year ended February 28, 2002, the five-month period ended February 28, 2001 and each of the two fiscal years in the period ended September 30, 2000.


                  Consolidated statements of shareholders' equity for the fiscal year ended February 28, 2002, the five-month period ended February 28, 2001 and each of the two fiscal years in the period ended September 30, 2000.

                  Consolidated statements of cash flows for the fiscal year ended February 28, 2002, the five-month period ended February 28, 2001 and each of the two fiscal years in the period ended September 30, 2000.

                  Notes to consolidated financial statements

                    (2)  Financial Statement Schedules:

                  Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or are not applicable, or the information is included in the financial statements.

           (b)  Reports on Form 8-K.

      Form 8-K Report filed in January 2002, reporting under Item 5 the decision to close certain unprofitable stores.

Exhibits.

         3.1 Restated Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

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

         10.3     Employee Stock Purchase Plan as amended.*

         10.4     Amended and Restated 1994 Stock Incentive Plan.*

         10.5 Assignment and Assumption Agreement dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys - California, Inc. (Exhibit 10.18 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

         10.6 Form of Operating Agreement, for WOW! Stores between MTS, Inc., dba Tower Records/ Book/Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit
                  10.20 to the Company's Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)

* Compensatory plan or arrangement.

         10.7 Loan and Security Agreement by an among Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September 30, 1999. (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

         10.8     Stock Purchase Agreement, dated June 1, 1999, between Ronald
                  A. Unkefer and the Company. (Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)

         10.9 Employment Agreement dated June 2, 1999, between Ronald. A. Unkefer and the Company. (Exhibit 10.16 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)

         10.10 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999; incorporated herein by reference).

         10.11 Executive Employment Agreement with Kenneth R. Weller, dated August 15, 2000.* (Exhibit 10.14 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.12 Stock and Warrant Subscription Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and Kenneth R. Weller. (Exhibit 10.15 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.13 Stock Purchase Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.14 Registration Rights Agreement dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.17 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.15 Form of Warrant to Purchase Shares of Common Stock of The Good Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.16 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.* (Exhibit 10.17 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.17 Letter agreement between Robert A. Stoffregen and the Company, dated September 29, 2000.* (Exhibit 10.18 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

*Compensatory plan or arrangement.

         10.18 Option Agreement between George Hechtman and the Company, dated April 26, 2000.* (Exhibit 10.19 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.19 Option Agreement between Robert A. Stoffregen and the Company, dated October 6, 2000.* (Exhibit 10.20 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.20 Stock Purchase Agreement dated as of March 7, 2002, together with the forms of warrant and Registration Rights Agreement executed in connection with a private placement of the Company's common stock.

         10.21 Lease Agreement for Corporate Office, dated December 29, 2000, by an between Good Guys, Inc. and LNR Harbor Ban, LLC. (Exhibit 10.22 to the Company's Transitional Report on Form 10-K filed for the five month period ended February 28, 2001; incorporated herein by reference.)

         10.22 Services, licensing, domain name, and stock subscription and warrant agreements, date January 2000, entered into between The Good Guys-California, Inc. and goodguys.com. (Exhibit
                  10.23 to the Company's Transitional Report on Form 10-K filed for the five month period ended February 28, 2001; incorporated herein by reference.)

         10.23 Letter Agreement between Jeff Linden and the Company, dated August 3, 2001.*

         10.24 Letter Agreement between Peter Hanelt and the Company, dated December 20, 2001.*

         10.25 Letter Agreement between John J. De Luca and the Company, dated August 3, 2001.*

         10.26 Letter Agreement between Cathy A. Stauffer and the Company, dated September 6, 2001.*

         10.27 Letter Agreement between David Carter and the Company, dated June 1, 2001.*

         10.28 First Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of August 16, 2001.

         10.29 Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of March 27, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999.

         10.30 Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 15, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999.

         10.31 Second Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 22, 2002.

         21.1     List of Subsidiaries

         23.1     Independent Auditors' Consent.

*Compensatory plan or arrangement.

         24.1     Power of Attorney.

*Compensatory plan or arrangement.

SCHEDULE II

GOOD GUYS, INC. & SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------------
Column A                                  Column B       Column C         Column D          Column E
                                                         Additions
                                          Balance at    Charged to                          Balance at
                                          Beginning     Costs and                            End of
Description                               of Period      Expenses          Deductions         Period

Period Ended September 30, 1999:
  Allowance for doubtful accounts          $1,149          $  400          $   86          $1,463

Period Ended September 30, 2000:
  Allowance for doubtful accounts          $1,463          $  488          $  468          $1,483

Period Ended February 28, 2001:
  Allowance for doubtful accounts          $1,483          $   53          $  330          $1,206

Period Ended February 28, 2002;
  Allowance for doubtful accounts          $1,206          $4,910          $  313          $5,803

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 28th, 2002           GOOD GUYS, INC.


                                 By:  /s/ KENNETH R. WELLER
                                      -----------------------------------------
                                          Kenneth R. Weller
                                          Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KENNETH R. WELLER                                  Chairman and Chief Executive Officer               May 28, 2002
-----------------------------------------------        (Principal Executive Officer)
(Kenneth R. Weller)

/s/ DAVID A. CARTER                                    Acting Chief Financial Officer                     May 28, 2002
-----------------------------------------------        (Principal Financial and Accounting Officer)
(David Carter))

/s/ CATHY A. STAUFFER*                                 Director                                           May 28, 2002
-----------------------------------------------
(Cathy Stauffer)

/s/ RUSSELL M.  SOLOMON*                               Director                                           May 28, 2002
-----------------------------------------------
(Russell M. Solomon)

/s/ JOHN E. MARTIN*                                    Director                                           May 28, 2002
-----------------------------------------------
(John E. Martin)

/s/ JOSEPH P. CLAYTON*                                 Director                                           May 28, 2002
-----------------------------------------------
(Joseph P. Clayton)

*By /s/ DAVID A. CARTER                                                                                   May 28, 2002
-----------------------------------------------
David A. Carter, Attorney-in-Fact

EXHIBIT INDEX

         3.1 Restated Certificate of Incorporation. (Exhibit 3.1 to the Company's Form 8-K Report for March 4, 1992; incorporated herein by reference.)

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

         10.7 Loan and Security Agreement by and among Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September 30, 1999. (Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)

         10.8     Stock Purchase Agreement, dated June 1, 1999, between Ronald
                  A. Unkefer and the Company. (Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference.)

         10.9 Employment Agreement dated June 2, 1999, between Ronald A. Unkefer and the Company. *(Exhibit 10.16 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999; incorporated herein by reference)*

         10.10 Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company's Report on Form 8-K for August 20, 1999; incorporated herein by reference).

         10.11 Executive Employment Agreement with Kenneth R. Weller, dated August 15, 2000. * (Exhibit 10.14 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.12 Stock and Warrant Subscription Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and Kenneth R. Weller. (Exhibit 10.15 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)


*Compensatory plan or arrangement.

         10.13 Stock Purchase Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.14 Registration Rights Agreement dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.17 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.15 Form of Warrant to Purchase Shares of Common Stock of The Good Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company's Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)

         10.16 Letter agreement between George J. Hechtman and the Company, dated April 12, 2000.* (Exhibit 10.17 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.17 Letter agreement between Robert A. Stoffregen and the Company, dated September 29, 2000.* (Exhibit 10.18 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.18 Option Agreement between George Hechtman and the Company, dated April 26, 2000.* (Exhibit 10.19 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.19 Option Agreement between Robert A. Stoffregen and the Company, dated October 6, 2000.* (Exhibit 10.20 to the Company's Report on Form 10-K filed for its fiscal year ended September 30, 2000; incorporated herein by reference.)

         10.20 Stock Purchase Agreement dated as of March 7, 2002, together with the forms of warrant and Registration Rights Agreement executed in connection with a private placement of the Company's common stock.

         10.21 Lease Agreement for Corporate Office, dated December 29, 2000, by an between Good Guys, Inc. and LNR Harbor Ban, LLC. (Exhibit 10.22 to the Company's Transitional Report on Form 10-K filed for the five month period ended February 28, 2001; incorporated herein by reference.)

         10.22 Services, licensing, domain name, and stock subscription and warrant agreements, date January 2000, entered into between The Good Guys-California, Inc. and goodguys.com. (Exhibit
                  10.23 to the Company's Transitional Report on Form 10-K filed for the five month period ended February 28, 2001; incorporated herein by reference.)

         10.23 Letter Agreement between Jeff Linden and the Company, dated August 3, 2001. *

         10.24 Letter Agreement between Peter Hanelt and the Company, dated December 20, 2001. *

         10.25 Letter Agreement between John J. De Luca and the Company, dated August 3, 2001. *

         10.26 Letter Agreement between Cathy A. Stauffer and the Company, dated September 6, 2001. *

*Compensatory plan or arrangement.

         10.27 Letter Agreement between David Carter and the Company, dated June 1, 2001. *

         10.28 First Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of August 16, 2001.

         10.29 Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of March 27, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999.

         10.30 Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 15, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999.

         10.31 Second Amendment to Loan and Security Agreement by and among Good Guys - California, Inc., Bank of America and GE Capital, dated as of May 22, 2002.

         21.1     List of Subsidiaries

         23.1     Independent Auditors' Consent.

         24.1     Power of Attorney.

*Compensatory plan or arrangement.