Form 10-K/A
period 2002-02-28
GOOD GUYS INC
filed 2002-06-10
CIK 785931

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $88,472,043 as of April 30, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 30, 2002, there were 26,409,060 shares of common stock outstanding.

        We are amending our Annual Report on Form 10-K for the fiscal year ended February 28, 2002 as follows.

        1. PART I. ITEM 1., ENTITLED "BUSINESS," OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED TO MORE FULLY EXPLAIN CERTAIN MANAGEMENT CHANGES THE COMPANY HAS MADE. THE TEXT WITH RESPECT TO THE SECTION ENTITLED "STRENGTHENED MANAGEMENT TEAM" IS REPLACED IN ITS ENTIRETY WITH THE FOLLOWING:

        STRENGTHENED MANAGEMENT TEAM -- Since December 2001, the Company has strengthened its management team by promoting certain individuals and realigning its overall management team to bring more experienced professionals to top management levels and to focus more direct attention on certain strategic areas. These changes include:

        - Kenneth R. Weller, who has served as the Company's President since August 2000 and who has more than 20 years experience in the consumer electronics field, also took over the responsibilities of Chief Executive Officer.

        - Peter G. Hanelt, who has more than 25 years of experience in finance and executive management, including extensive experience related to turnaround strategies, joined the company as its Chief Operating Officer and was also later appointed Treasurer.

        - Cathy A. Stauffer, who had been Vice President of Merchandising of the Company, took on additional responsibilities with respect to advertising and was promoted to Executive Vice President of Merchandising and Advertising.

        - The Company established the positions of Vice President of Sales, Northern Division and Vice President of Sales, Southern Division, and named experienced sales professionals to those positions.

        2. PART I. ITEM 1., ENTITLED "BUSINESS," OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED WITH RESPECT TO THE CHART CONTAINED IN THE SECTION ENTITLED "MERCHANDISING" TO MOVE THE FIGURE OF 14% REPRESENTING COMPUTER AND HOME OFFICE SALES FROM THE COLUMN LABELED FIVE MONTHS ENDED, FEBRUARY 28, 2001, TO THE COLUMN LABELED YEAR ENDED, SEPTEMBER 30, 1999. THE CHART READS IN ITS ENTIRETY AS FOLLOWS:


                                    FIVE MONTHS ENDED          YEARS ENDED             YEARS ENDED
                                    FEBRUARY 28 & 29,          FEBRUARY 28,            SEPTEMBER 30,
                                    -----------------       -----------------       -----------------
                                     2001        2000        2002        2001        2000        1999
                                    -----       -----       -----       -----       -----       -----
Video                                  56%         53%         58%         56%         53%         45%
Audio                                  19%         19%         15%         16%         18%         16%
Computer and home office                                                                           14%
Mobile and wireless                    10%         10%         11%         12%         11%          9%
Other:
Accessories, repair service
  and extended service plans           15%         18%         16%         16%         18%         16%
                                    -----       -----       -----       -----       -----       -----
Total company                         100%        100%        100%        100%        100%        100%
                                    =====       =====       =====       =====       =====       =====

        3. PART I. ITEM 1., ENTITLED "BUSINESS," OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED IN ORDER TO CLARIFY SCHEDULES FOR INBOUND AND OUTBOUND DELIVERIES TO THE COMPANY'S DISTRIBUTION CENTER. THE TEXT WITH RESPECT TO THE SECTION ENTITLED "DISTRIBUTION" IS REPLACED IN ITS ENTIRETY WITH THE
FOLLOWING:

        DISTRIBUTION

        The Company operates a 460,000 square foot distribution center in Hayward, California. The distribution center currently receives inbound deliveries from vendors five days a week, reduced from seven days a week as part of the company's restructuring and cost savings program. Deliveries from the distribution center to each store are generally made from three to seven days a week depending on the season, location of stores, and store sales volumes. Quantities are determined by the Company's automated replenishment system. The Company believes that this frequency and method of delivery maximizes availability of merchandise at the stores while minimizing store level and overall inventories.

        4. PART I. ITEM 2., ENTITLED "PROPERTIES," OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED TO SPECIFY THAT THE COMPANY'S EXECUTIVE OFFICES ARE LEASED. THE TEXT OF THE LAST PARAGRAPH CONTAINED IN THAT SECTION IS REPLACED IN ITS ENTIRETY WITH THE FOLLOWING:

        On March 2, 2001, the Company relocated its executive offices from approximately 35,000 square feet of leased space in Brisbane, California, to more economical space occupying approximately 31,000 square feet of leased space in Alameda, California, at 1600 Harbor Bay Parkway, Alameda, California.

        5. PART II. ITEM 8., ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED TO CORRECT A TYPOGRAPHICAL ERROR IN THE 12TH PARAGRAPH OF "LIQUIDITY AND CAPITAL RESOURCES" WITH RESPECT TO THE EXPIRATION DATE OF ITS $100 MILLION CREDIT FACILITY, WHICH EXPIRATION DATE IS MAY 31, 2006. SUCH PARAGRAPH IS REPLACED IN ITS ENTIRETY WITH THE FOLLOWING:

        The Company continues to implement its strategy for returning to profitability through a focused set of management initiatives executed in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Completed initiatives include the closure of unprofitable stores, the renegotiation of store leases at select locations, the retirement of expensive operating leases, the completion of an equity private placement, the negotiation of an extension of the expiration date of its $100 million credit facility to May 31, 2006, new operating schedules for distribution services, improved supply chain management and ongoing efforts to reduce costs.

        6. PART II. ITEM 8., ENTITLED "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS AMENDED TO INCLUDE THE SIGNATURE OF DELOITTE & TOUCHE LLP IN THE INDEPENDENT AUDITORS' REPORT AS SHOWN
BELOW:

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


/s/ DELOITTE & TOUCHE LLP

San Francisco, California
May 17, 2002 (May 22, 2002 as to
   the second paragraph of Note 4)

        7. PART III. ITEM 14, ENTITLED "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K," EXHIBIT 10.3 HAS BEEN AMENDED TO INCLUDE EXHIBIT A THERETO.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 10, 2002                  GOOD GUYS, INC.


                                       By:  /s/ KENNETH R. WELLER
                                            ------------------------------------
                                            Kenneth R. Weller
                                            Chairman and Chief Executive Officer