Form 10-Q
period 2002-05-31
GOOD GUYS INC
filed 2002-07-01
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

Commission File Number: 0-14134

GOOD GUYS, INC.
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2366177 (I.R.S. Employer Identification No.)

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

CLASS	OUTSTANDING AS OF May 31, 2002

Common Stock	26,429,565

GOOD GUYS, INC.

INDEX

Page

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets — May 31, 2002, February 28, 2002 and May 31, 2001	3
Condensed Consolidated Statements of Operations — Three month periods ended May 31, 2002 and 2001	4
Condensed Consolidated Statement of Changes in Shareholders’ Equity — Three month period ended May 31, 2002	5
Condensed Consolidated Statements of Cash Flows — Three month periods ended May 31, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 6. Exhibits and Reports on Form 8-K	10
SIGNATURES	11

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 31,	February 28,	May 31,
	2002	2002	2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,014	$4,108	$4,200
Accounts receivable (less allowance for doubtful accounts of $5,562, $5,803 and $1,380 respectively)	26,696	24,145	24,179
Merchandise inventories	106,334	102,109	116,841
Prepaid expenses	7,094	6,733	9,497

Total current assets	142,138	137,095	154,717
PROPERTY AND EQUIPMENT, NET
Leasehold improvements	66,078	64,436	73,952
Furniture, fixtures and equipment	74,024	72,245	76,922
Construction in progress	427	3,435	1,710

Total property and equipment	140,529	140,116	152,584
Less accumulated depreciation and amortization	(94,260)	(91,357)	(93,250)

Property and equipment, net	46,269	48,759	59,334
OTHER ASSETS	609	562	477

TOTAL ASSETS	$189,016	$186,416	$214,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,968	$53,863	$60,139
Accrued expenses and other liabilities:
Payroll	10,504	10,930	8,590
Sales taxes	4,405	4,609	4,350
Store closure	10,410	12,904	—
Other	17,760	26,864	27,121

Total current liabilities	104,047	109,170	100,200
REVOLVING CREDIT DEBT	30,009	23,231	31,201
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value:
Authorized — 2,000,000 shares, Issued — none	—	—	—
Common stock, $.001 par value Authorized — 40,000,000 shares, Issued and outstanding — 26,429,565, 23,449,608 and 23,215,320 shares, respectively	26	23	23
Additional paid-in-capital	110,945	105,416	104,595
Retained deficit	(56,011)	(51,424)	(21,491)

Total shareholders’ equity	54,960	54,015	83,127

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$189,016	$186,416	$214,528

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	May 31,

	2002	2001

Net sales	$171,033	$171,541
Cost of sales	(121,787)	(122,870)

Gross profit	49,246	48,671
Selling, general and administrative	(50,978)	(54,183)
Depreciation and amortization	(2,903)	(3,209)
Store closure	700	—

Loss from operations	(3,935)	(8,721)
Interest expense, net	(652)	(1,363)

Net loss	$(4,587)	$(10,084)

Net loss per share
Basic	$(0.18)	$(0.44)

Diluted	$(0.18)	$(0.44)

Weighted average shares
Basic	26,069	23,166

Diluted	26,069	23,166

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 31, 2002
(In thousands except share data)
(Unaudited)

	Common Stock		Additional	Retained
			Paid-in	Earnings
	Shares	Amount	Capital	Deficit	Total

Balance at February 28, 2002	23,449,608	$23	$105,416	$(51,424)	$54,015
Issuance of common stock under employee stock purchase plan	159,957		273		273
Proceeds from sale of common stock, net of offering expenses	2,800,000	3	5,231		5,234
Restricted stock:
Issuance of restricted stock	20,000
Amortization			25		25
Net loss for the three-month period ended May 31, 2002				(4,587)	(4,587)

Balance at May 31, 2002	26,429,565	$26	$110,945	$(56,011)	$54,960

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,587)	$(10,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,903	3,209
Allowance for doubtful accounts	(241)	174
Provision for store closure	(700)	—
Restricted stock amortization	25	88
Changes in assets and liabilities:
Accounts receivable	(2,310)	5,025
Merchandise inventories	(4,225)	4,087
Prepaid expenses and other assets	(408)	296
Accounts payable	7,105	16,243
Accrued expenses and other liabilities	(11,528)	(495)

Net cash (used in) provided by operating activities	(13,966)	18,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(413)	(1,055)

Net cash used in investing activities	(413)	(1,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing (repayment) of revolving credit	6,778	(18,960)
Issuance of common stock, net	5,507	343

Net cash provided by (used in) financing activities	12,285	(18,617)

Net decrease in cash and equivalents	(2,094)	(1,129)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,108	5,329

CASH AND EQUIVALENTS AT END OF PERIOD	$2,014	$4,200

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at May 31, 2002 and May 31, 2001, and the consolidated statements of operations and cash flows for the three-month periods then ended have been prepared from the Company’s records without audit and in management’s opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2002 and May 31, 2001, and the results of operations and cash flows for the three-month periods then ended. The balance sheet at February 28, 2002, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The results of operations for the three-month period ended May 31, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options and warrants were excluded from diluted earnings per share for the three-month periods ended May 31, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3.	Store closure accrual

As of June 2002, the Company had closed seven of the eight stores scheduled for closure, with the remaining store to be closed during the fiscal year ending February 28, 2003. In accordance with EITF 94-3, revenues and expenses are recorded in operations while the stores continue to operate. The movement in the store closure accrual of $2.5 million during the period represents cash payments of $1.8 million and a decrease of $0.7 million in the accrual as a result of a reassessment of the remaining accrual, based on store termination agreements signed during the period. The Company’s closing accrual balance is $10.4 million.

4.	Borrowings

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. At May 31, 2002, the Company had borrowings of $30.0 million outstanding under the revolving credit agreement, with $11.3 million available to borrow under the credit facility. At May 31, 2001, the Company had borrowings of $31.2 million outstanding under the revolving credit agreement, with $26.5 million available to borrow under the credit facility.

5.	In June 2001, Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, were issued. SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142, provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The adoption of SFAS 141 and SFAS 142 had no impact on the Company’s financial statements.

6.	In August 2001, SFAS 143, Accounting for Asset Retirement Obligations, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued. SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the Company beginning in fiscal 2004. SFAS 144 establishes accounting and reporting standards for the impairment of long-lived assets to be disposed of. The adoption of SFAS 143 and SFAS 144 had no impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company’s future net sales, net earnings and other operating results. The Company’s actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of the Company’s restructuring program, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company’s merchandise sales mix including discontinued product categories, general economic conditions and other factors referred to in the Company’s 2002 Annual Report on Form 10-K under “Information Regarding Forward Looking Statements” and “Risk Factors”.

RESULTS OF OPERATIONS

Net sales for the three months ended May 31, 2002 were $171.0 million, a decline of 0.3%, compared to $171.5 million in net sales for the same period last year. This decrease is primarily due to the impact of the closed stores, the closures of which were announced on January 7, 2002. Actual comparable store sales increased 2% and were positive for each of the three months. The growth in comparable store sales was driven by a strong demand for digital products, an increase in average transaction size and improving economic conditions in California.

Sales of high-definition televisions, including digital, plasma and liquid crystal displays, continued their fast-paced growth, as did sales of other leading technology products such as digital video disc (DVD) recorders, mobile video, digital cameras and camcorders. The sale of Extended Service Protection contracts remained the same as the same period in the prior year at 7.8% of sales.

Gross profit as a percentage of net sales increased to 28.8% for the three months ended May 31, 2002 compared to 28.4% for the same period in the prior year. This improvement in gross margin is primarily attributable to the Company’s continued emphasis on higher-end entertainment electronics, lower promotional expenses and reduced distribution costs.

Selling, general and administrative and store closure expenses of $53.2 million, including depreciation and amortization, decreased $4.2 million for the three months ended May 31, 2002, compared to $57.4 million for the same period in the prior year. These expenses represented 31.1% of net sales in the three months ended May 31, 2002 compared to 33.5% for the same period in the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the first quarter is the result of improved logistics, management’s cost saving initiatives and execution of management’s turn-around strategy. The Company reassessed its store closure accrual based on store termination agreements signed during the period, resulting in a decrease of $0.7 million in the accrual.

Interest expense decreased to $0.7 million for the three months ended May 31, 2002 from $1.4 million in the same period last year. The decrease was primarily attributable to the favorable rates during the period.

As a result of the factors discussed above, the net loss for the three months ended May 31, 2002 was $4.6 million compared to a net loss of $10.1 million for the three months ended May 31, 2001. The net loss per share for the three months ended May 31, 2002 was $0.18 per share compared to a net loss of $0.44 per share for the same period in the prior year.

Liquidity and Capital Resources

At May 31, 2002, the Company had cash and equivalents of $2.0 million. The Company’s working capital was $38.1 million at May 31, 2002 compared to $54.5 million at May 31, 2001. Net cash used by operating activities was $14.0 million for the three months ended May 31, 2002 compared to cash provided of $18.5 million for the same period in the prior year. The use of cash primarily reflects the timing of payments for advertising and commissions on the Extended Service Protection contracts.

Net cash used in investing activities for the purchase of fixed assets was $0.4 million for the three months ended May 31, 2002 compared to $1.1 million used in investing activities for the same period in the prior year.

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. As well as the increased seasonal availability during the holiday season, the amended facility offers the ability to increase borrowings for incremental inventory purchases and lower costs. At May 31, 2002, the Company had borrowings of $30.0 million outstanding under the revolving credit agreement, with $11.3 million available to borrow under the credit facility. At May 31, 2001, the Company had borrowings of $31.2 million outstanding under the revolving credit agreement, with $26.5 million available to borrow under the credit facility.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and lease financing arrangements.

Recent developments include, as announced previously, a $5.6 million private placement of 2.8 million restricted shares of common stock in March 2002, resulting in net proceeds of $5.2 million, and the continued execution of the Company’s restructuring, cost saving and logistic programs.

As of June 2002, the Company had closed seven of the eight stores scheduled for closure, with the remaining store to be closed during the fiscal year ending February 28, 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub lease of each of the remaining stores. At May 31, 2002 the Company’s closing accrual balance was $10.4 million.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank’s reference rate as of May 31, 2002), the Company’s results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal inflation in the consumer electronics industry because of competition among manufacturers and technological changes. Therefore, inflation has not had a material effect on its net sales or cost of sales.

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

Form 8-K filed on March 18, 2002, reporting under Item 5, the completion of the $5.6 million placement of the Company’s common stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

Date:	June 25, 2002	By:	/s/ KENNETH R. WELLER

Kenneth R. Weller Chairman and Chief Executive Officer