Form 10-Q
period 2002-08-31
GOOD GUYS INC
filed 2002-10-10
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

or

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

CLASS	OUTSTANDING AS OF AUGUST 31, 2002

Common Stock	26,549,893

GOOD GUYS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	AUGUST 31,	FEBRUARY 28,	AUGUST 31,
	2002	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,890	$4,108	$2,558
Accounts receivable (less allowance for doubtful accounts of $2,465, $5,803 and $2,184 respectively)	25,190	24,145	27,285
Merchandise inventories	108,348	102,109	125,565
Prepaid expenses	8,207	6,733	8,823

Total current assets	145,635	137,095	164,231
PROPERTY AND EQUIPMENT, NET
Leasehold improvements	66,198	64,436	74,099
Furniture, fixtures and equipment	75,377	72,245	78,109
Construction in progress	1,654	3,435	2,097

Total property and equipment	143,229	140,116	154,305
Less accumulated depreciation and amortization	(97,143)	(91,357)	(96,590)

Property and equipment, net	46,086	48,759	57,715
OTHER ASSETS	647	562	484

TOTAL ASSETS	$192,368	$186,416	$222,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,883	$53,863	$63,495
Accrued expenses and other liabilities:
Accrued payroll	10,159	10,930	9,877
Sales taxes payable	4,323	4,609	4,387
Store closure	9,037	12,904	—
Other	24,222	26,864	22,573

Total current liabilities	87,624	109,170	100,332
REVOLVING CREDIT DEBT	51,422	23,231	43,246
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value: Authorized — 2,000,000 shares, Issued — none	—	—	—
Common stock, $.001 par value Authorized — 40,000,000 shares, Issued and outstanding — 26,549,893, 23,449,608 and 23,265,904 shares, respectively	27	23	23
Additional paid-in-capital	111,104	105,416	104,859
Retained deficit	(57,809)	(51,424)	(26,030)

Total shareholders’ equity	53,322	54,015	78,852

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$192,368	$186,416	$222,430

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2002	2001	2002	2001

Net sales	$177,493	$190,943	$348,526	$362,484
Cost of sales	(126,788)	(134,138)	(248,575)	(257,008)

Gross profit	50,705	56,805	99,951	105,476
Selling, general and administrative	(48,781)	(56,885)	(99,759)	(111,068)
Depreciation and amortization	(2,982)	(3,399)	(5,885)	(6,608)
Store closure	—	—	700	—

Loss from operations	(1,058)	(3,479)	(4,993)	(12,200)
Interest expense, net	(740)	(1,060)	(1,392)	(2,423)

Net loss	$(1,798)	$(4,539)	$(6,385)	$(14,623)

Net loss per share
Basic	$(0.07)	$(0.20)	$(0.24)	$(0.63)

Diluted	$(0.07)	$(0.20)	$(0.24)	$(0.63)

Weighted average shares
Basic	26,550	23,266	26,299	23,217

Diluted	26,550	23,266	26,299	23,217

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 31, 2002
(In thousands, except share data)
(Unaudited)

	COMMON STOCK		ADDITIONAL	RETAINED
			PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance at February 28, 2002	23,449,608	$23	$105,416	$(51,424)	$54,015
Issuance of common stock under employee stock purchase plan	280,285	1	449		450
Proceeds from sale of common stock, net of offering expenses	2,800,000	3	5,179		5,182
Restricted stock:
Issuance of restricted stock	20,000
Amortization			60		60
Net loss for the six-month period ended August 31, 2002				(6,385)	(6,385)

Balance at August 31, 2002	26,549,893	$27	$111,104	$(57,809)	$53,322

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	AUGUST 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,385)	$(14,623)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,885	6,608
Provision for store closure	(700)	—
Restricted stock amortization	60	175
Changes in assets and liabilities:
Accounts receivable	(1,045)	643
Merchandise inventories	(6,239)	(4,637)
Prepaid expenses and other assets	(1,559)	963
Accounts payable	(13,980)	20,990
Accrued expenses and other liabilities	(6,866)	(3,719)

Net cash (used in) provided by operating activities	(30,829)	6,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(3,212)	(2,776)

Net cash used in investing activities	(3,212)	(2,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing (repayment) of revolving credit	28,191	(6,915)
Issuance of common stock, net	5,632	520

Net cash provided by (used in) financing activities	33,823	(6,395)
Net decrease in cash and cash equivalents	(218)	(2,771)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,108	5,329

CASH AND EQUIVALENTS AT END OF PERIOD	$3,890	$2,558

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at August 31, 2002 and August 31, 2001, the consolidated statements of operations for the three-month and six-month periods then ended and the consolidated statements of cash flows for the six-month periods then ended have been prepared from the Company’s records without audit and in management’s opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2002 and August 31, 2001, the results of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended. The balance sheet at February 28, 2002, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The results of operations for the three-month and six-month periods ended August 31, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options and warrants were excluded from diluted earnings per share for the three-month and six-month periods ended August 31, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3.	Store closure accrual

As of June 2002, the Company had closed seven of the eight stores previously scheduled for closure, with the remaining store to be closed during the current fiscal year ending February 28, 2003. In accordance with EITF No. 94-3, revenues and expenses are recorded in operations while the stores continue to operate. The movement in the store closure accrual of $3.9 million during the six-month period represents cash payments of $3.2 million and a decrease of $0.7 million in the accrual as a result of a reassessment of the remaining accrual, based on lease termination agreements signed during the period. The Company’s closing accrual balance at August 31, 2002 is $9.0 million , compared to $12.9 million at February 28, 2002 and $0.0 million at August 31, 2001.

4.	Borrowings

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. At August 31, 2002, the Company had borrowings of $51.4 million outstanding under the revolving credit agreement, with $14.1 million available to borrow under the credit facility. At August 31, 2001, the Company had borrowings of $43.2 million outstanding under the revolving credit agreement, with $17.7 million available to borrow under the credit facility.

5.	In June 2002, Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company’s future net sales, net earnings and other operating results, liquidity and capital resources, and inflation. The Company’s actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of the Company’s restructuring program, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company’s merchandise sales mix including discontinued product categories, general economic conditions, any prolonged disruption of the flow of certain audio/video components as a result of the labor dispute on the West Coast docks, and other factors referred to in the Company’s 2002 Annual Report on Form 10-K under “Information Regarding Forward Looking Statements” and “Risk Factors”.

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2002 were $177.5 million, a decline of 7.0%, compared to $190.9 million in net sales for the same period last year. This decrease reflects the closure of 7 stores and a 3.7% decline in same store sales, primarily due to the challenging economic environment. Net sales for the six months ended August 31, 2002 were $348.5 million, a decline of 3.9%, compared to $362.5 million in net sales for the same period last year. Comparable store sales for the six-month period have declined 0.8%, due to the same factors mentioned above. Average transaction size and gross profit per transaction increased for both the quarter and the six months.

Sales of digital products, including high-definition televisions, flat panel displays, digital cameras, digital video disc (DVD) players and digital satellite systems continued to be strong, but were offset by decreases in sales of audio systems and components and VCRs. The sale of Extended Service Protection contracts for the three months ended August 31, 2002, increased to 7.8% of product sales from 7.0% of product sales during the same period a year ago. The sale of Extended Service Protection contracts for the six months ended August 31, 2002 increased to 7.8% of product sales from 7.2% of product sales for the same period last year.

Gross profit as a percentage of net sales decreased to 28.6% for the three months ended August 31, 2002 compared to 29.7% for the same period last year. The decrease reflects the promotional environment, aggressive inventory management, including the focused sell-through of under-performing and discontinued brands and models as part of the Company’s gross profit return on investment (GMROI) effort and a 1% increase in sales of video products, which have lower margins than audio products, as a percentage of total product sales. For the quarter, sales of video products accounted for 58% of total product sales, audio products accounted for 17%, mobile products accounted for 14% and other accounted for 11%. For the same period last year, sales of video products accounted for 57% of total product sales, audio products accounted for 19%, mobile products accounted for 14% and other accounted for 10%. Gross profit as a percentage of net sales decreased to 28.7% for the six months ended August 31, 2002 compared to 29.1% for the same period last year due substantially to the same factors mentioned above.

Selling, general and administrative and store closure expenses of $51.8 million, including depreciation and amortization, decreased $8.5 million for the three months ended August 31, 2002, compared to $60.3 million for the same period in the prior year. These expenses represented 29.2% of net sales in the three months ended August 31, 2002 compared to 31.6% for the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the period is primarily due to the Company’s ongoing efforts to lower its cost structure, including closing seven stores, renegotiating more than a dozen store leases, restructuring support operations and retiring a number of expensive operating leases. Selling, general and administrative and store closure expenses of $104.9 million, including depreciation and amortization, decreased $12.8 million for the six months ended August 31, 2002, compared to $117.7 million for the same period in the prior year. These expenses represented 30.1% of net sales compared to 32.5% for the prior year and the decrease year-to-date is due to the same factors listed above.

Interest expense decreased to $0.7 million for the three months ended August 31, 2002 from $1.1 million in the same period last year. The decrease was primarily attributable to the favorable interest rates during the periods and an increased focus by the Company on working capital management. Interest expense decreased to $1.4 million for the six months ended August 31, 2002, from $2.4 million in the same period last year.

As a result of the factors discussed above, the net loss for the three months ended August 31, 2002 was $1.8 million compared to a net loss of $4.5 million for the three months ended August 31, 2001. The net loss per share for the three months ended August 31, 2002 was $0.07 per share compared to a net loss of $0.20 per share for the prior year. The net loss for the six months ended August 31, 2002 was $6.4 million, or a net loss of $0.24 per share, compared to a net loss of $14.6 million, or a net loss of $0.63 per share, for the six months ended August 31, 2001.

Liquidity and Capital Resources

At August 31, 2002, the Company had cash and equivalents of $3.9 million. The Company’s working capital was $58.1 million at August 31, 2002 compared to $63.9 million at August 31, 2001. Net cash used by operating activities was $30.9 million for the six months ended August 31, 2002 compared to cash provided of $6.4 million for the same period in the prior year. The increase in net cash used primarily reflects the timing of payments for accounts payable to maximize cash discounts and increased focus on inventory management as part of the previously mentioned GMROI initiatives. The increase in net cash used by operating activities is offset by $28.2 million proceeds from borrowing on the revolving credit line within financing activities, compared to a repayment of $6.2 million for the same period in the prior year.

Net cash used in investing activities, for the purchase of fixed assets, was $3.2 million for the six months ended August 31, 2002 compared to $2.8 million used in investing activities for the same period in the prior year.

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. As well as the increased seasonal availability during the holiday season, the amended facility offers the ability to increase borrowings for incremental inventory purchases and lower costs. At August 31, 2002, the Company had borrowings of $51.4 million outstanding under the revolving credit agreement, with $14.1 million available to borrow under the credit facility. At August 31, 2001, the Company had borrowings of $43.2 million outstanding under the revolving credit agreement, with $17.7 million available to borrow under the credit facility.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and lease financing arrangements.

As of June 2002, the Company had closed seven of the eight stores previously scheduled for closure, with the remaining store to be closed during the fiscal year ending February 28, 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of each of the remaining stores. At August 31, 2002 the Company’s closing accrual balance was $9.0 million, compared to $12.9 million at February 28, 2002 and $0.0 million at August 31, 2001.

The Company continues to implement its restructuring program in order to return to profitability. Based on the current economic and promotional environment, the Company has adjusted its internal plan to reflect lower gross profit margins and a modest decline in comparable store sales in the second half of the year. The continued reduction of selling, general and administrative expenses, improved operating efficiencies and supply chain management are expected to enable the Company to attain its goal of returning to profitability. The return to profitability is contingent upon many factors, including, but not limited to, the successful implementation of the current restructuring program, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which its stores are located.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank’s reference rate as of August 31, 2002), the Company’s results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal inflation in the consumer electronics industry because of competition among manufacturers and technological changes. Therefore, inflation has not had a material effect on its net sales or cost of sales.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - and 15(d) - 14(c)) on October 10, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Good Guys, Inc. held on July 31, 2002, 22,559,381 shares were represented in person or by proxy. The matters voted upon and the results of the voting are as follows:

1.	The election of directors

Nominee	In Favor	Withheld

Thomas F. Herman	20,619,276	1,940,105
John E. Martin	20,618,003	1,941,378
Russell M. Solomon	20,616,179	1,943,202
Cathy A. Stauffer	19,227,267	3,332,114
Kenneth R. Weller	19,234,207	3,325,174

2.	The amendment to the Company’s 1994 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 500,000: 16,909,001 voters in favor, 4,126,857 votes against and 1,523,522 abstentions.

3.	The amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 750,000: 20,082,081 voters in favor, 956,599 votes against and 1,520,700 abstentions.

4.	The ratification of selection of Deloitte & Touche LLP as the independent auditors of the Company: 22,192,454 voters in favor, 352,448 votes against and 14,479 abstentions.

Item 5. Other Information

In October, the Company eliminated the positions of vice president of sales for both the northern division and southern division. The positions, which were created in January, had previously been centralized and under the management of Chairman and CEO Kenneth R. Weller. Mr. Weller has re-assumed responsibility for sales in both divisions as the Company continues to focus on improving sales and the customer experience in the second half of the year.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter.

     No reports on form 8-K were filed during the quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

Date: October 10, 2002	By:	/s/ KENNETH R. WELLER

Kenneth R. Weller Chairman and Chief Executive Officer

CERTIFICATIONS

I, Kenneth R. Weller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Good Guys, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002	/s/	KENNETH R. WELLER

Kenneth R. Weller Chairman and Chief Executive Officer

I, David A. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Good Guys, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002	/s/	DAVID A. CARTER

David A. Carter Chief Financial Officer