Form 10-Q
period 2002-11-30
GOOD GUYS INC
filed 2003-01-03
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

or

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

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2002

Common Stock	26,696,807

GOOD GUYS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	NOVEMBER 30,	FEBRUARY 28,	NOVEMBER 30,
	2002	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,756	$4,108	$3,381
Accounts receivable (less allowance for doubtful accounts of $1,953, $5,803 and $1,579 respectively)	33,151	24,145	27,504
Merchandise inventories	139,065	102,109	157,183
Prepaid expenses	7,510	6,733	8,207

Total current assets	184,482	137,095	196,275
PROPERTY AND EQUIPMENT, NET
Leasehold improvements	66,222	64,436	74,081
Furniture, fixtures and equipment	76,321	72,245	76,937
Construction in progress	1,878	3,435	4,381

Total property and equipment	144,421	140,116	155,399
Less accumulated depreciation and amortization	(100,351)	(91,357)	(97,078)

Property and equipment, net	44,070	48,759	58,321
OTHER ASSETS	647	562	571

TOTAL ASSETS	$229,199	$186,416	$255,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,510	$53,863	$96,955
Accrued expenses and other liabilities:
Accrued payroll	10,119	10,930	11,753
Sales taxes payable	4,774	4,609	5,365
Store closure	8,116	12,904	—
Other	26,259	26,864	28,561

Total current liabilities	113,778	109,170	142,634
REVOLVING CREDIT DEBT	65,613	23,231	41,518
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value:
Authorized — 2,000,000 shares, Issued —none	—	—	—
Common stock, $.001 par value Authorized —40,000,000 shares, Issued and outstanding—26,696,807, 23,449,608 and 23,372,907 shares, respectively	27	23	23
Additional paid-in-capital	111,327	105,416	105,107
Retained deficit	(61,546)	(51,424)	(34,115)

Total shareholders’ equity	49,808	54,015	71,015

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$229,199	$186,416	$255,167

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Net sales	$171,988	$197,978	$520,513	$560,461
Cost of sales	(124,523)	(142,031)	(373,097)	(399,039)

Gross profit	47,465	55,947	147,416	161,422
Selling, general and administrative	(47,349)	(59,747)	(147,296)	(170,981)
Depreciation and amortization	(2,972)	(3,148)	(8,669)	(9,590)
Store closure	—	—	700	—

Loss from operations	(2,856)	(6,948)	(7,849)	(19,149)
Interest expense, net	(880)	(1,136)	(2,273)	(3,559)

Net loss	$(3,736)	$(8,084)	$(10,122)	$(22,708)

Net loss per share Basic	$(0.14)	$(0.35)	$(0.38)	$(0.98)

Diluted	$(0.14)	$(0.35)	$(0.38)	$(0.98)

Weighted average shares Basic	26,697	23,357	26,431	23,263

Diluted	26,697	23,357	26,431	23,263

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 30, 2002
(In thousands, except share data)
(Unaudited)

	COMMON STOCK		ADDITIONAL	RETAINED
			PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance at February 28, 2002	23,449,608	$23	$105,416	$(51,424)	$54,015
Issuance of common stock under employee stock purchase plan	427,199	1	654		655
Proceeds from sale of common stock, net of offering expenses	2,800,000	3	5,179		5,182
Restricted stock:
Issuance of restricted stock	20,000
Amortization			78		78
Net loss for the nine-month period ended November 30, 2002				(10,122)	(10,122)

Balance at November 30, 2002	26,696,807	$27	$111,327	$(61,546)	$49,808

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,122)	$(22,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,994	9,864
Provision for store closure	(700)	—
Restricted stock amortization	78	161
Changes in assets and liabilities:
Accounts receivable	(9,006)	1,349
Merchandise inventories	(36,956)	(36,255)
Prepaid expenses and other assets	(862)	1,492
Accounts payable	10,647	53,525
Accrued expenses and other liabilities	(5,339)	5,123

Net cash (used in) provided by operating activities	(43,266)	12,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(4,305)	(6,638)

Net cash used in investing activities	(4,305)	(6,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing (repayment) of revolving credit	42,382	(8,643)
Issuance of common stock, net	5,837	782

Net cash provided by (used in) financing activities	48,219	(7,861)
Net increase (decrease) in cash and cash equivalents	648	(1,948)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	4,108	5,329

CASH AND EQUIVALENTS AT END OF PERIOD	$4,756	$3,381

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at November 30, 2002 and November 30, 2001, the consolidated statements of operations for the three-month and nine-month periods then ended and the consolidated statements of cash flows for the nine-month periods then ended have been prepared from the Company’s records without audit and in management’s opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 30, 2002 and November 30, 2001, the results of operations for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. The balance sheet at February 28, 2002, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The results of operations for the three-month and nine-month periods ended November 30, 2002 are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options and warrants were excluded from diluted earnings per share for the three-month and nine-month periods ended November 30, 2002 and 2001 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

3.	Store closure accrual

As of June 2002, the Company had closed seven of the eight stores previously scheduled for closure, with the remaining store to be closed during the current fiscal year ending February 28, 2003. In accordance with EITF No. 94-3, revenues and expenses are recorded in operations while the stores continue to operate. The movement in the store closure accrual of $4.8 million during the nine-month period represents cash payments of $4.1 million and a decrease of $0.7 million in the accrual as a result of a reassessment of the remaining lease liabilities, based on lease termination agreements signed during the period. The Company’s closing accrual balance at November 30, 2002 is $8.1 million, compared to $12.9 million at February 28, 2002 and $0.0 million at November 30, 2001.

4.	Borrowings

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but beginning in October 2002, may be increased from October 1 through December 20 of each year to meet seasonal needs. At November 30, 2002, the Company had borrowings of $65.6 million outstanding under the revolving credit agreement, with $15.9 million available to borrow under the credit facility. At November 30, 2001, the Company had borrowings of $41.5 million outstanding under the revolving credit agreement, with $14.4 million available to borrow under the credit facility.

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

RESULTS OF OPERATIONS

Net sales for the three months ended November 30, 2002 were $172.0 million, a decline of 13.1%, compared to $198.0 million in net sales for the same period last year. This decrease reflects the closure of 7 stores and a 9.7% decline in same store sales, primarily due to the challenging economic and promotional environment. Net sales for the nine months ended November 30, 2002 were $520.5 million, a decline of 7.1%, compared to $560.5 million in net sales for the same period last year. Comparable store sales for the nine-month period declined 4.0%, due to the same factors mentioned above. Average transaction size and gross profit per transaction increased for both the quarter and the nine months.

Sales of digital products for the quarter, which include flat panel and high definition televisions, digital cameras, wireless phones and home theater systems, continued to show strong growth. Sales of flat panel televisions, which include plasma and liquid crystal displays, increased more than 400 percent from a year ago. Sales of more mature technologies, such as audio components and VCRs, continued to decline. The sale of Extended Service Protection contracts for the three months ended November 30, 2002, increased to 7.9% of product sales from 7.4% of product sales during the same period a year ago. The sale of Extended Service Protection contracts for the nine months ended November 30, 2002 increased to 7.9% of product sales from 7.3% of product sales for the same period last year.

Gross profit as a percentage of net sales decreased to 27.6% for the three months ended November 30, 2002 compared to 28.3% for the same period last year. The decrease reflects the promotional environment and aggressive inventory management, including the focused sell-through of under-performing and discontinued brands and models during the first part of the quarter, as part of the Company’s gross profit return on investment (GMROI) effort. Gross profit as a percentage of net sales decreased to 28.3% for the nine months ended November 30, 2002 compared to 28.8% for the same period last year due substantially to the same factors mentioned above.

Selling, general and administrative and store closure expenses of $50.3 million, including depreciation and amortization, decreased $12.6 million for the three months ended November 30, 2002, compared to $62.9 million for the same period in the prior year. These expenses represented 29.3% of net sales in the three months ended November 30, 2002 compared to 31.8% for the prior year. The decrease in selling, general and administrative and store closure expenses, including depreciation and amortization, for the period is primarily due to the Company’s ongoing efforts to lower its cost structure, including closing seven stores, renegotiating more than twenty store leases, restructuring support operations and retiring a number of expensive operating leases. Selling, general and administrative and store closure expenses of $155.3 million, including depreciation and amortization, decreased $25.3 million for the nine months ended November 30, 2002, compared to $180.6 million for the same period in the prior year. These expenses represented 29.8% of net sales compared to 32.2% for the prior year reflecting the same factors listed above.

Interest expense decreased to $0.9 million for the three months ended November 30, 2002 from $1.1 million in the same period last year. The decrease was primarily attributable to the favorable interest rates during the period and an increased focus by the Company on working capital management. Interest expense decreased to $2.3 million for the nine months ended November 30, 2002, from $3.6 million in the same period last year.

As a result of the factors discussed above, the net loss for the three months ended November 30, 2002 was $3.7 million compared to a net loss of $8.1 million for the three months ended November 30, 2001. The net loss per share for the three months ended November 30, 2002 was $0.14 per share compared to a net loss of $0.35 per share for the prior year. The net loss for the nine months ended November 30, 2002 was $10.1 million, or a net loss of $0.38 per share, compared to a net loss of $22.7 million, or a net loss of $0.98 per share, for the nine months ended November 30, 2001.

Liquidity and Capital Resources

At November 30, 2002, the Company had cash and equivalents of $4.8 million. The Company’s working capital was $70.7 million at November 30, 2002 compared to $53.6 million at November 30, 2001. Net cash used by operating activities was $43.3 million for the nine months ended November 30, 2002 compared to cash provided of $12.6 million for the same period in the prior year. The increase in net cash used primarily reflects the Company’s elective strategy to reduce accounts payables and maximize cash discounts at advantageous rates relative to the cost of borrowing. The increase in net cash used by operating activities is offset by $42.4 million of proceeds from borrowing on the revolving credit line within financing activities, compared to a repayment of $8.6 million for the same period in the prior year. The increase in receivables reflects primarily credit card sales resulting from the timing of the Thanksgiving holiday. Inventory levels of $139.1 million at November 30, 2002 are $18.1 million or 11.5% lower than at the same time last year, reflecting the Company’s enhanced focus on inventory management.

Net cash used in investing activities, for the purchase of fixed assets, was $4.3 million for the nine months ended November 30, 2002 compared to $6.6 million used in investing activities for the same period in the prior year.

As announced on May 23, 2002, the Company received a four-year extension, through May 31, 2006, on its $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but beginning in October 2002, may be increased from October 1 through December 20 of each year to meet seasonal needs. At November 30, 2002, the Company had borrowings of $65.6 million outstanding under the revolving credit agreement, with $15.9 million available to borrow under the credit facility. At November 30, 2001, the Company had borrowings of $41.5 million outstanding under the revolving credit agreement, with $14.4 million available to borrow under the credit facility. The increase in borrowing was due to the Company’s previously mentioned strategy to reduce accounts payable balances and increase cash discounts at rates advantageous when compared to the costs of borrowing.

The Company expects to fund its working capital requirements for the next twelve months with a combination of cash flows from operations, normal trade credit and the revolving credit facility.

As of June 2002, the Company had closed seven of the eight stores previously scheduled for closure, with the remaining store to be closed during the fiscal year ending February 28, 2003. With respect to these stores, the Company has entered into lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of each of the remaining stores. At November 30, 2002 the Company’s closing accrual balance was $8.1 million, compared to $12.9 million at February 28, 2002 and $0.0 million at November 30, 2001.

The Company continues to implement its restructuring program in order to return to profitability. Based on the current economic and promotional environment, the Company has adjusted its internal plan to reflect lower gross profit margins and a decline in comparable store sales in the second half of the year. The continued reduction of selling, general and administrative expenses, improved operating efficiencies and supply chain management are expected to enable the Company to attain its goal of returning to profitability. The return to profitability is contingent upon many factors, including, but not limited to, the successful implementation of the current restructuring program, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which its stores are located.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank’s reference rate as of November 30, 2002), the Company’s results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal inflation in the consumer electronics industry because of competition among manufacturers and technological changes. Therefore, inflation has not had a material effect on its net sales or cost of sales.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a) – 14(c) and 15(d) – 14(c)) on January 3, 2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

GOOD GUYS, INC.

Date: January 3, 2003	By:	/s/ KENNETH R. WELLER Kenneth R. Weller Chairman and Chief Executive Officer

Date: January 3, 2003	By:	/s/ DAVID A. CARTER David A. Carter Chief Financial Officer

CERTIFICATIONS

I, Kenneth R. Weller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Good Guys, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15 d – 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003	/s/ KENNETH R. WELLER Kenneth R. Weller Chairman and Chief Executive Officer

I, David A. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Good Guys, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15 d – 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

3.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003	/s/ DAVID A. CARTER David A. Carter Chief Financial Officer