Form 10-K
period 2003-02-28
GOOD GUYS INC
filed 2003-05-08
CIK 785931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14134

Good Guys, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2366177
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1600 Harbor Bay Parkway, Alameda, California 94502-1840

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(510) 747-6000

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42,238,888 as of August 31, 2002.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      On April 21, 2003, there were 26,952,897 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and

Exchange Commission relating to the
Company’s 2003 Annual Meeting of Shareholders.
(Part III of Form 10-K)

PART I.

Item 1.	Business

General

      Good Guys, Inc. was incorporated in California in 1976. On March 4, 1992, the Company changed its state of incorporation from California to Delaware by merging into a wholly owned Delaware subsidiary formed for that purpose. In September 1995, Good Guys, Inc. transferred substantially all of its assets and liabilities to Good Guys California, Inc., its wholly owned operating subsidiary. Unless the context otherwise requires, the terms “Company” or “Good Guys” refers to Good Guys, Inc., together with its operating subsidiary. Further information on the Company is available on the website “goodguys.com”.

      The Company is a leading specialty retailer of higher-end consumer entertainment electronics products and operates 71 stores in California, Washington, Oregon and Nevada. In California, 19 stores are located in the San Francisco Bay area, 27 in the Greater Los Angeles/ Orange County Metropolitan Area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In Washington, Oregon and Nevada, the Company operates six stores, three stores and two stores, respectively.

Recent Developments and Restructuring

      Change in Fiscal Year — The Company changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align the Company’s financial reporting with that of other consumer electronics retailers and to allow investment and vendor communities to draw more realistic comparisons between the Company and its major competitors. As used elsewhere in this Annual Report on Form 10-K, fiscal 2003 refers to the year ended February 28, 2003, fiscal 2002 refers to the year ended February 28, 2002, fiscal 2001 refers to the five-month period ended February 28, 2001, fiscal 2000 refers to the year ended September 30, 2000, and fiscal 2004 refers to the year ending February 28, 2004. This report is for fiscal 2003, which ended February 28, 2003.

Implementation of Turnaround Strategy

      In fiscal 2002, the Company commenced its implementation of a strategy to improve Company financial performance and overall liquidity. The impact of this strategy is reflected in the Company’s fiscal 2003 financial performance. Initiatives included:

      Private Placement — In March 2002, the Company issued, in a private placement, 2.8 million restricted shares of common stock at $2.00 per share and received approximately $5.1 million in net proceeds, the purpose of which was to fund store closures leaving working capital from operations unencumbered. The purchasers of those shares included Chairman and Chief Executive Officer Kenneth R. Weller and Chief Operating Officer Peter G. Hanelt. The purchasers also received warrants to purchase an additional 280,000 shares of common stock at a price of $3.00 per share.

      Bank Borrowings — On May 22, 2002, the Company and its lenders entered into an amendment to the Company’s $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs. The Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a minimum availability covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company’s assets.

      Closure of Unprofitable Stores — During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These expenses included direct costs to terminate lease agreements or the future obligated lease payments, net of estimated sub-lease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure expense also included a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

      As of February 28, 2003, the Company had closed all eight stores. With respect to these stores, the Company has executed lease termination agreements for five stores and is currently negotiating either the termination of the lease or the sub-lease of two of the remaining stores. Execution of the five lease terminations resulted in a reversal of estimated terminated costs of $0.7 million in fiscal 2003. The Company was able to negotiate an amendment to the lease for the Pinole, California store, which will substantially reduce costs. This amendment allows the Company to re-open the store as a smaller format and is expected to allow it to operate profitably with positive cash flow, which it was unable to do in the previously larger space under the previous lease agreement. The amendment also allowed the landlord to lease the surrendered space to another retailer, whom the Company believes will be complimentary to the Company’s business. The amendment, after negotiation fees and certain expenses, resulted in a reversal of $1.0 million in fiscal 2003 from the estimated store closure accrual established for that store in January 2002. The Company expects to re-open this store in July 2003. The Company has reassessed its accruals for the remaining two stores and believes that they are adequate. The total accrual for store closure expenses at February 28, 2003 was $6.3 million.

      Restructuring and Cost Savings Program — The Company has implemented a business restructuring and cost savings program that enabled the Company to reduce selling, general and administrative expenses in fiscal 2003 and is expected to enable the Company to realize additional savings in future years. Cost savings include:

•	Reduction of over 10% in store and corporate head count to right size the organization;

•	Negotiation of rent reductions on 23 store leases;

•	Buyout of expensive operating leases and reduction in equipment lease costs;

•	Relocation of Corporate Office to Alameda;

•	Reduction of 10% in Executive Officer compensation;

•	Consolidation of 3 service centers and a call center to a single location to eliminate duplication and improve service levels;

•	Reduction at the distribution center from 3 shifts, 7 days a week to a single shift, 6 days a week, resulting in lower costs and improved inventory turns;

•	Reduction in home delivery schedule to 5 from 7 days a week while continuing to offer same-day delivery during peak and holiday periods;

•	Relocation of Marketing Division from Dallas to Alameda to better integrate marketing, merchandise and store operations, consolidation of locations and facilitation of other initiatives affecting marketing and advertising costs; and

•	Reduction in professional fees.

      Strengthened Management Team — Since December 2001, the Company has strengthened its management team by promoting certain individuals and realigning its overall management team to bring more experienced professionals to top management levels and to focus more direct attention on certain strategic areas. These changes included:

•	Kenneth R. Weller, who had previously served as the Company’s President and who has more than 20 years experience in the consumer electronics field, assumed the position of Chairman, Chief Executive Officer and President;

•	Peter G. Hanelt, who has more than 25 years of experience in finance and executive management, including extensive experience related to turnaround strategies, joined the Company as its Chief Operating Officer and was also later appointed Treasurer;

•	Cathy A. Stauffer, who had been Vice President of Merchandising of the Company, took on additional responsibilities with respect to advertising and was promoted to Executive Vice President of Merchandising and Advertising and appointed to the Board of Directors.

      In January 2002, the Company established the positions of Vice President of Sales, Northern Division and Vice President of Sales, Southern Division. In October 2002, the Company eliminated those positions and Chairman and CEO Kenneth R. Weller assumed responsibility for the sales organization. An executive recruiter has been retained to search for an experienced sales professional who will be the head of sales in fiscal 2004.

      Improved Logistics and Vendor Support — The Company has focused on merchandise and vendor support and has strengthened key vendor relationships, in particular with Sony and Mitsubishi, the Company’s two largest vendors. Results to date include the following:

•	Reduction in freight costs due to the initiation of the direct ship program to local markets from the two key vendors, streamlining the process and expediting deliveries to the Company and the Company’s home delivery centers;

•	Designation by Sony as a strategic relationship resulting in increased support and placement of on-site personnel to promote product sales and supply chain logistics;

•	Formation of inventory planning and supply chain management division to improve gross margin return on investment (GMROI) and to help facilitate a more accurate prediction of inventory requirements; and

•	Enhancement of procedures to reduce overall level of inventory, while increasing the quality of overall merchandise inventory. Merchandise inventory has decreased $1.2 million or 1.2% to $100.9 million at February 28, 2003 compared to $102.1 million at February 28, 2002, and $120.9 million in fiscal 2001, providing significant cost savings and working capital for other operational needs.

Information Regarding Forward-Looking Statements

      This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements reflect the Company’s current expectations and are based upon currently available data. There are a variety of factors and risks that could cause actual results experienced to differ materially from the anticipated results or other expectations expressed in the forward-looking statements, including, but not limited to, those set forth below under “Risk Factors.”

Risk Factors

      Negative Same Store Sales — For fiscal 2003, comparable store sales declined 5.1% from the 12-month prior period. For fiscal 2002, comparable store sales declined 7.1%. Given the challenging economic environment, Good Guys is expecting comparable store sales declines to continue through the first part of fiscal 2004. Comparable store sales for the first quarter of fiscal 2004 are expected to be 12 to 15% lower than for the same period in the prior year and as a result, the Company expects its net loss for the quarter to be higher than the loss for the comparable period for the prior year. Should sales continue to decrease for an extended period of time, the Company could experience further operating losses, have to close additional stores or make additional reductions in operating expenses to meet its obligations. The Company currently does not have plans to close additional stores.

      Operating Losses — While the Company reported a profit of $1.1 million for fiscal 2003, the Company experienced operating losses of $40.0 million and $17.3 million for fiscal 2002 and 2000, respectively. Operating results for fiscal 2002 included a $15.1 million store closure expense and a $3.0 million impairment of asset expense. For fiscal 2001, a five-month transitional period, the Company reported net income of

$1.3 million. The accumulated deficit at February 28, 2003 was $50.4 million. The Company’s ability to generate positive operating profits and cash flow is dependent on its ability to improve sales and gross margin, convert its inventory to cash and effectively manage its operating costs. Although the Company believes it will continue to implement its turnaround strategy and be profitable in fiscal 2004, there can be no assurance that it will be able to do so. Failure to achieve profitability and positive cash flow could have a material adverse effect on the Company’s relationships with its vendors and lenders.

      Dependence on Key Personnel — The Company’s success depends upon the active involvement of its key executives. The loss of the full-time services of any of its key executives could have a material adverse effect on the Company’s results of operations and financial condition.

      Risks Associated with Competition — The retail consumer electronics industry is highly competitive. The Company competes against a diverse group of retailers, including several national and regional large format merchandisers and superstores, such as Best Buy and Circuit City. Those competitors sell, among other products, audio and video consumer electronics products similar to those the Company sells. Certain of these competitors have substantially greater financial resources than those of the Company. A number of different competitive factors could have a material adverse effect on the Company’s results of operations and financial condition, including, but not limited to:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies;

•	Expansion by existing competitors;

•	Entry by new competitors into markets in which the Company is currently operating; or

•	Adoption by competitors of innovative store formats or retail sales methods.

      Seasonal and Quarterly Fluctuations in Sales — Like many retailers, seasonal shopping patterns affect the Company’s business. Effective October 1, 2000, the Company changed its fiscal year to end on the last day of February. The fourth fiscal quarter now includes the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company’s operating income for the entire fiscal year. As a result, any factors negatively affecting the Company during the fourth fiscal quarter of any year could have a material adverse effect on results of operations for the entire year. More generally, the Company’s quarterly results of operations also may fluctuate based upon such factors as:

•	Competition;

•	General, regional and national economic conditions;

•	Consumer trends;

•	Changes in the Company’s product mix;

•	Timing of promotional events;

•	New product introductions; and

•	The Company’s ability to execute its business strategy effectively.

      Changes in Consumer Demand and Preferences — The Company’s success depends on its ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer products and changes in such demand and preferences. Consumer spending patterns, particularly discretionary spending for products such as those the Company offers, are affected by, among other things, prevailing economic conditions. In addition, the Company depends on the periodic introduction and availability of new products and technologies that generate wide consumer interest and stimulate the demand for audio and video consumer electronics products. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction, or expected introduction, of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products the Company sells would have a materially adverse effect on its results of operations and financial condition, either from lost sales or from lower margins if the Company should need to mark down excess inventory to stimulate sales.

      Potential Negative Effect on Sales of Additional Terrorist Attacks and War in Iraq — The September 11, 2001, terrorist attacks and the uncertain world political environment, have affected consumer confidence. As a result many consumers have been reluctant to purchase products such as the large ticket items the Company sells. The continuation of hostilities in Iraq and/or additional attacks on U.S. citizens or property could have a substantial negative impact on consumer buying trends and, as a result, the Company’s sales.

      Dependence on Suppliers — The success of the Company’s business and growth strategy depends to a significant degree upon its maintaining a good relationship with its suppliers, particularly brand-name suppliers of audio and video equipment such as Sony, Mitsubishi, Philips and JVC. The loss of any of these key vendors or the Company’s failure to establish and maintain relationships with these or other vendors could have a material adverse effect on its results of operations and financial condition.

      Any Change in Vendor Credit Terms — The Company relies on credit from vendors to purchase its products. As of February 28, 2003, the Company had $25.6 million in accounts payable, $50.1 million on the revolving credit line and $100.9 million in merchandise inventories. A substantial change in the credit terms from vendors or in vendors’ willingness to extend credit to the Company would reduce the Company’s ability to obtain the higher-end merchandise that it sells.

      Inventory Purchased from Foreign Vendors — The Company purchases a significant portion of its inventory from overseas vendors, particularly vendors headquartered in Japan. Although substantially all the Company’s merchandise inventory purchases are domestically sourced and denominated in U.S. Dollars, changes in trade regulations, currency fluctuations or other factors may increase the cost of items purchased from foreign vendors or create shortages of such items, which could, in turn, have a material adverse effect on the Company’s results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate the ability to successfully differentiate the Company from other competitors, thereby resulting in an adverse effect on the Company’s sales, profit margin or competitive position.

      Need to Successfully Negotiate Lease Termination or Sub-Lease Agreements for Closed Stores — The Company is still in the process of negotiating lease terminations or sub-lease agreements for two of the eight stores identified in fiscal 2002 for closure. Any failure to complete these negotiations could result in an adverse effect on the Company’s ability to improve its financial performance.

      Shares Eligible for Future Sale — As of February 28, 2003, the Company had outstanding stock options and warrants to purchase an aggregate of 5,817,917 shares of common stock at exercise prices ranging from $1.65 to $20.38, of which options and warrants to purchase 4,345,056 shares are exercisable now. As of February 28, 2003, the Company had 123,721 outstanding restricted shares. The sale of restricted shares and the sale of shares covered by such options or warrants by the holders thereof, pursuant to existing registration statements or pursuant to exemptions from registration, could have an adverse effect on the market price for the common stock.

Business Strategy

      The Company’s goal is to be the leading specialty retailer of higher-end entertainment electronics products in each of its markets. The cornerstones of its business strategy include:

      Merchandising — The Company’s merchandising strategy is to provide shoppers with a differentiated selection of brand name entertainment electronics, with an emphasis on new technology and more fully featured digital and high-tech products. The Company frequently hosts new product introductions. Merchandise is offered at competitive prices and backed by a low price guarantee. The majority of the products the Company sells are not available at the large national chains.

      Marketing — The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, to position itself in its markets and to drive qualified traffic to its stores. Stores are designed to be exciting, easy to shop and are located in high-visibility and high-traffic commercial areas.

      Differentiated Customer Service — The Company believes that superior service is an important factor in overall customer satisfaction, and focuses on differentiating itself from other consumer electronics retailers by employing a trained sales staff to provide excellent service to its shoppers. The Company believes that friendly and knowledgeable product specialists are critical to satisfying customers interested in more fully featured, mid to high-end consumer electronics products. The Company’s objective is to generate long-term repeat business from its customers.

      Expansion — The Company currently does not plan to open new stores or relocate any of its existing stores in fiscal 2004, other than the Pinole, California location, which will be re-opened in July 2003 as a smaller format store. However, when the Company does re-institute an expansion program, successful expansion will depend on, among other things, the Company’s ability to continue to locate suitable store sites and to hire and train skilled personnel. It will also depend on the Company’s ability to open new stores quickly, to achieve economies of scale in advertising and distribution and to gain market share from established competitors.

Merchandising

      The Company offers its customers a differentiated selection of high-quality consumer electronics products supplied primarily by manufacturers of nationally known brands. The majority of the products the Company sells are not available at the large national chains.

      The following table shows the approximate percentage of sales for each major product category for fiscal 2003, 2002, 2001 and 2000, respectively. Historical percentages may not be indicative of percentages in future years.

	Five Months
	Ended		Years Ended
	February 28 & 29,		February 28,			Year Ended
						September 30,
	2001	2000	2003	2002	2001	2000

Video	56%	53%	60%	58%	56%	53%
Audio	19%	19%	13%	15%	16%	18%
Mobile and wireless	10%	10%	11%	11%	12%	11%
Other:
Accessories, personal/ portables and telecommunications	15%	18%	16%	16%	16%	18%

Total Company	100%	100%	100%	100%	100%	100%

      For fiscal 2003, the Company’s three leading suppliers for video products were, in alphabetical order, Mitsubishi, Philips and Sony; for audio products were, in alphabetical order, Denon, Sony and Yamaha; and for mobile and wireless products were, in alphabetical order, AT&T, Kenwood and Sony.

      During fiscal 2003, the Company’s ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Two of the Company’s suppliers, Sony and Mitsubishi, combined, accounted for more than 40% of the merchandise mix.

      With the increasing growth and adoption of digital technologies, consumer entertainment electronics retailers are poised to capitalize on the introduction and acceptance of digital and high-tech products and the resulting convergence of entertainment devices. The Company is working closely with strategic vendors to be among the first to introduce such products, which include high-definition televisions, including plasma and liquid crystal displays, DVD recorders and integrated hard disc recorders.

Marketing and Advertising

      The Company aggressively uses newspaper, direct mail and broadcast advertising to build name recognition, position the Company in its markets and generate qualified store traffic. The Company’s advertisements promote the Company as an entertainment electronics specialist and emphasize extensive selection, competitive pricing and superior customer service from knowledgeable product specialists.

      To support its marketing strategy, the Company promotes its merchandise through an advertising program that emphasizes the print media (consisting of newspaper advertising, catalogs and other customer mailings) and, to a lesser extent, radio and television. The Company’s primary advertising vehicle is a weekly, four-color newspaper insert that highlights specific products and their prices and specific financing plans, many times in connection with specific promotions. The Company targets the bulk of these advertisements to run on Sundays in order to drive “impulse” weekend purchases. These ads emphasize the Company’s more fully featured and higher-end entertainment electronics products and also include some special values to draw attention. In addition, the Company has an active customer database, which is used for targeted mailings of catalogs and other promotional advertisements and materials. The Company believes that its direct mail activities leverage and complement its general media advertising campaigns.

      The Company plans and directs all advertising. The advertisements are produced by outside vendors in order to control costs and give maximum flexibility. The Company decreased its advertising and marketing spending in fiscal 2003 by approximately 20% over the prior year, reflecting the successful renegotiation of advertising contracts, the increased diversification of the Company’s marketing program, including the redirection of general market spending to customer loyalty and direct marketing, and tighter controls on costs resulting from the relocation of the Company’s advertising and marketing department from Dallas to the Company’s corporate headquarters in March 2002.

Customer Service

      The Company believes that knowledgeable and friendly product specialists are critical to providing superior customer service. As of February 28, 2003, the Company had 1,101 trained part-time and full-time product specialists.

      All new product specialists attend an in-house initial training program. The Company’s training program is continually updated and is designed to develop good sales practices and techniques and to provide specialists with the knowledge base to explain and demonstrate to shoppers the use and operation of the products the Company sells. This training enables specialists to better understand customer needs and to help them select products that meet those needs. Product specialists also receive ongoing training through regular, in-store training modules and periodic off-site training programs hosted by key vendor partners.

      The Company’s satisfaction guarantee policy provides that a product generally may be returned within 30 days of purchase for a full refund or an exchange for another product. When purchasing a product from the Company, customers may elect to purchase an Extended Service Protection plan under which a third party provides extended service coverage beyond the period covered by the manufacturer’s warranty.

      All merchandise purchased from the Company and in need of repair may be returned to any of the Company’s stores for service. Such merchandise is sent to either a Company-operated or an independent factory-authorized repair facility and is returned to the store after repair. The Company has a service facility in Southern California and also utilizes the service network of a third party provider. The Company also operates car audio installation facilities at most store locations. Value-added services, such as home delivery and custom installation, are available at many locations.

      The majority of the Company’s sales are made through credit cards. The Company currently honors MasterCard, VISA, American Express and various other credit cards, as well as the Company’s “Preferred Customer Card” issued by an independent third party. Because of the relatively high cost of many of the consumer electronics products sold by the Company, its business could be affected by consumer credit availability.

Store Operations

      The Company’s stores range in size from approximately 9,000 to 38,000 square feet. The Company’s stores are predominantly located in high visibility, high traffic commercial areas and are open seven days a week, including most holidays.

      The Company has developed store formats that emphasize mid-to-upscale products. Stores are also designed to be exciting and easy places to shop. Each store has displays designed to showcase a full spectrum of the Company’s products to customers entering the store. These displays allow customers to make side-by-side product comparisons and view the latest technology introductions. The Company’s newer stores have substantially larger selling space, providing customers with a broader presentation of the latest technology and featuring multiple demonstration rooms dedicated to home theater and mobile electronics products.

      The Company operates three different store formats:

•	Original Concept — While smaller than newer stores, the original concept stores sell the full range of the Company’s merchandise, such as television, video and audio components, mobile audio and video, cameras and camcorders, personal electronics and related accessories. The original concept stores typically range from 15,000 to 20,000 square feet. The Company currently has 37 original concept stores, 21 of which have been updated during the past two fiscal years.

•	Generation 21 — In fiscal 1995, the Company introduced its first Generation 21 stores. These store formats are larger and brighter than the original concept stores and feature more interactive displays, easily accessible merchandise and vibrant graphics. The Generation 21 stores typically range in size from 20,000 to 25,000 square feet. The Company currently has 18 Generation 21 stores.

•	EXPO — In fiscal 1997, the Company introduced its EXPO store design. The EXPO store format provides greater merchandise flexibility and connectivity between existing categories of product, featuring hands-on demonstrations of product interactivity throughout the store and a central area for customers to meet with product specialists to design entertainment solutions for their homes. The EXPO stores typically range from 25,000 to 38,000 square feet. The Company currently has 16 EXPO stores.

      The Company jointly operates five locations with Tower Records, which are promoted as WOW! stores. These include two Generation 21 and three EXPO store formats. These stores offer the same entertainment electronics assortments as other Company locations as well as a full range of music, video, DVD and books offered by Tower Records. The Company occupies approximately 30,000 square feet in each of the WOW! stores.

      Each store generally has one store manager, two sales managers and one operations manager. In addition, some store locations have a floating store manager. The store manager oversees the entire store’s operations and manages the sales managers; the sales managers supervise the product specialists. Product specialists are specialized by product category. Product specialists handle all aspects of the customer interface, including providing customers with the information necessary to determine the best product for their specific need, tendering the invoice and processing the payment. Cashiers and merchandise control associates are also available at select locations to assist product specialists with transactions.

      Store operations are overseen by a senior management team, who hold frequent meetings with the store managers and conduct regular store visits. Merchandising and store operation policies for all stores are established by senior management.

Distribution

      The Company leases a 460,000 square foot distribution center in Hayward, California. In December 2002, the Company entered into a sub-lease agreement for 176,000 square feet of its space, leaving 284,000 square feet for current operations. The distribution center currently receives inbound deliveries from vendors five days a week, reduced from seven days a week as part of the Company’s restructuring and cost savings program. Deliveries from the distribution center to each store are generally made from two to seven days a week depending on the season, location of stores and store sales volumes. Quantities are determined by the Company’s automated replenishment system. The Company believes that this frequency and method of delivery maximizes availability of merchandise at the stores while minimizing expense and store level inventories.

Management Information Systems

      The Company’s management information system is a distributed, online network of computers that links all stores, delivery locations, service center, credit providers, the distribution center and the corporate offices into a fully integrated system. Each store has its own system, which allows store management to track sales and inventory at the product, customer or product specialist level. The Company’s point of sale system allows the capture of sales data and customer information and allows the tracking of merchandising trends and inventory levels on a daily basis.

Competition

      The business of the Company is highly competitive. The Company competes primarily with other specialty stores, independent electronics and appliance stores, department stores, mass merchandisers, discount stores and catalog showrooms. To some extent, the Company also competes with drugstores, supermarkets and others that make incidental sales of electronics products. Competitors of the Company include Best Buy, Circuit City, Magnolia Hi-Fi, Radio Shack, Sears, Target, Tweeter Home Entertainment Group and Walmart and many regional and local electronics chains and independent stores.

      The Company’s strategy is to compete by being a value-added retailer, offering a broad selection of top national brand name merchandise sold at competitive prices by a friendly, knowledgeable and motivated team of specialists. The majority of the products the Company sells are not available at the large national chains.

Seasonality

      The Company’s fiscal year ends on the last day of February. As a result, the fourth fiscal quarter includes the December holiday shopping period, which has historically contributed, and is expected to continue to contribute, a substantial portion of the Company’s operating income for the entire fiscal year. As is the case with many other retailers, the Company’s sales are higher during the quarter that includes the December holiday season than during other periods of the year, and have previously been between 30% and 33% of the Company’s annual sales.

Employees

      At February 28, 2003, the Company employed approximately 2,732 persons, of whom 478 were salaried employees, 724 were hourly non-selling associates, 429 were hourly distribution, service and home delivery employees and 1,101 were salespeople on commission against a minimum guarantee. At February 28, 2003, approximately 204 of its employees were employed in the Company’s corporate offices; the balance were employed in its stores, distribution center, home delivery centers and service center. There are no collective bargaining agreements covering any of the Company’s employees. The Company has never experienced a strike or work stoppage and management believes that relations with its employees are excellent.

Item 2.	Properties

      The Company operates 71 stores: In California, 19 are located in the San Francisco Bay area, 27 in the Greater Los Angeles/ Orange County Metropolitan Area, 3 in Sacramento, 7 in San Diego, and one each in Bakersfield, Fresno, Modesto and Stockton. In addition, the Company operates six stores in Washington, three stores in Oregon and two stores in Nevada. The Company intends to re-open its Pinole, California, location in fiscal 2004, bringing the total number of stores to 72. For further information regarding store closures, see Note 2 of the Notes to the Consolidated Financial Statements. All of the stores are leased under agreements that have expiration dates in years ranging from 2002 to 2018.

      The Company’s distribution center is located in a 460,000 square foot facility in Hayward, California under a lease, the term of which expires (assuming that lease options are exercised) in 2011. Effective in December 2002, 176,000 square feet of the facility has been sub-leased to a third-party.

      On March 2, 2001, the Company relocated its corporate offices from approximately 35,000 square feet of leased space in Brisbane, California, to more economical space occupying approximately 31,000 square feet of leased space in Alameda, California, at 1600 Harbor Bay Parkway, Alameda, California.

Item 3.	Legal Proceedings

      The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

Item 4.	Submissions of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2003.

Item 4A.	Executive Officers of the Company

      The executive officers of the Company and their respective ages and positions with the Company for the year ended February 28, 2003, are as follows:

Name	Age	Position

Kenneth R. Weller	54	Chairman, Chief Executive Officer and President
Cathy A. Stauffer	43	Executive Vice President, Merchandising and Advertising
Peter G. Hanelt	58	Chief Operating Officer and Treasurer
David A. Carter	42	Vice President, Finance, Acting Chief Financial Officer and Secretary
Jeff G. Linden	42	Vice President, Logistics and Service
John J. De Luca	57	Vice President and Chief Information Officer

      All executive officers are elected by and serve at the discretion of the Board of Directors.

      Kenneth R. Weller was appointed Chairman and Chief Executive Officer in December 2001. Mr. Weller began his career in 1982 as a sales associate at the Company’s Concord store, rising to the position of Vice President of Sales in 1986 after holding various store management positions. In 1993, Mr. Weller left the Company and joined Best Buy as Senior Vice President of Sales, where he was responsible for the western region of the United States and more than $7.5 billion in sales. Mr. Weller returned to the Company as President in August 2000.

      Cathy A. Stauffer is Executive Vice President of Merchandising and Advertising. During her more than 20 years with the Company, she has served as a corporate officer in three different capacities, overseeing merchandising, marketing and quality. Ms. Stauffer joined the Company in 1977 and held various positions in advertising and marketing before being named Vice President of Marketing in 1988 where she served until 1993. Ms. Stauffer returned to the Company in 1998 as a consultant and was named Vice President of Quality later that year. She was appointed Vice President of Merchandising in 1999 and to her current position in December 2001. Ms. Stauffer is also a member of the Board of Directors.

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

      David A. Carter became Vice President of Finance and Acting Chief Financial Officer in January 2002 and Secretary in April 2002. Mr. Carter has over 14 years of financial experience at retailers including Mervyn’s and Starbucks. Mr. Carter joined the Company as Director of Financial Planning and Analysis in June 2001. Prior to joining the Company, Mr. Carter served as Chief Financial Officer for a 58-store coffee bar retail chain acquired by Starbucks.

      Jeff G. Linden was named Vice President of Logistics and Service in August 2001. Mr. Linden joined the Company in February 2000 as Director of Distribution and Logistics and later expanded his responsibilities to include custom installation, home delivery and service. A 15-year retail veteran, Mr. Linden served as Director of Distribution for Cost Plus World Markets from 1997 to 2000 and spent eight years with Macy’s in a variety of roles including distribution, merchandising and store management. Mr. Linden has also managed distribution for a regional hard goods retailer and held numerous positions in logistics and store management in the restaurant industry.

      John J. De Luca joined the Company in August 2001 as Vice President and Chief Information Officer. Prior to joining the Company, he served as President and CEO of a Minneapolis-based consulting and management firm where he advised various companies on the development and alignment of their information technology architectures and business strategies. From 1994 to 1999, Mr. De Luca held various executive positions with EDS’ Bank Service Division where he was responsible for business development, customer relationship management, product management, product development and data center services. Previously he served as Director of MIS and Chief Information Officer for a major California bank and as General Manager for an IT services company that provided a variety of outsourcing services for banks, healthcare organizations and telecommunications companies.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

      The Company’s common stock is traded on the NASDAQ National Market under the symbol GGUY. The following table sets forth the quarterly high and low sales prices for the Company’s common stock as quoted for the period:

Fiscal Period Ended	High	Low

Quarter ended May 31, 2001	$5.50	$3.94
Quarter ended August 31, 2001	$4.75	$2.85
Quarter ended November 30, 2001	$3.86	$2.28
Quarter ended February 28, 2002	$4.95	$1.03
Quarter ended May 31, 2002	$4.00	$1.70
Quarter ended August 31, 2002	$4.36	$1.31
Quarter ended November 30, 2002	$2.97	$1.36
Quarter ended February 28, 2003	$2.95	$1.50

      As of April 21, 2003, there were 3,193 stockholders of record excluding stockholders whose stock is held in nominee or street name by brokers. The Company has not declared any dividends in fiscal 2003, 2002 or 2001.

Item 6.	Selected Financial Data

	Five Months Ended					Years Ended
	February 28 & 29,		Years Ended February 28,			September 30,

	2001	2000	2003	2002	2001	2000	1999

	(Amounts and shares in thousands, except per share and other data)
SUMMARY OF EARNINGS
Net sales	$414,978	$391,558	$749,970	$819,661	$873,903	$850,512	$915,642
Cost of sales	(298,412)	(274,356)	(536,702)	(584,202)	(628,003)	(603,975)	(692,745)

Gross profit	116,566	117,202	213,268	235,459	245,900	246,537	222,897
Selling, general, and administrative expenses	(112,849)	(114,677)	(210,662)	(252,682)	(247,060)	(258,637)	(257,993)
Store closure and impairment expenses			1,700	(18,135)			(54)
Gain from property transactions		1,025				10,775

Income (loss) from operations	3,717	3,550	4,306	(35,358)	(1,160)	(1,325)	(35,150)
Interest income	90	36	4	41	85	94	91
Interest expense	(2,488)	(2,440)	(3,260)	(4,700)	(6,504)	(6,520)	(4,828)

Income (loss) before income taxes	1,319	1,146	1,050	(40,017)	(7,579)	(7,751)	(39,887)
Income tax expense					(9,579)	(9,577)

Net income (loss)	$1,319	$1,146	$1,050	$(40,017)	$(17,158)	$(17,328)	$(39,887)

Net income (loss) per share:
Basic	$0.06	$0.06	$0.04	$(1.72)	$(0.79)	$(0.84)	$(2.58)
Diluted	$0.06	$0.05	$0.03	$(1.72)	$(0.79)	$(0.84)	$(2.58)
Weighted average shares outstanding:
Basic	22,937	19,920	26,529	23,321	21,809	20,560	15,484
Diluted	23,763	21,345	31,969	23,321	21,809	20,560	15,484
FINANCIAL POSITION
Working capital	$80,935	$58,557	$68,483	$27,925	$80,935	$59,621	$61,858
Total assets	$226,927	$230,901	$170,405	$186,416	$226,927	$224,889	$229,340
Revolving Credit Debt	$50,161	$40,000	$50,099	$23,231	$50,161	$34,358	$56,504
Shareholders’ equity	$92,780	$97,877	$61,071	$54,015	$92,780	$90,519	$92,954
OTHER DATA
Number of stores at year end	79	79	71	79	79	79	79
Average sales per store (In thousands)	$5,253	$4,956	$10,000	$10,375	$11,062	$10,894	$11,637
Sales per selling square foot	$410	$387	$801	$810	$863	$841	$931
Sales per gross square foot	$256	$242	$497	$506	$536	$526	$577
Comparable stores sales increase (decrease)	6.0%	1.0%	(5.1)%	(7.1)%	2.9%	5.0%	(4.0)%
Annualized Inventory turns*	5.9	5.8	5.3	5.2	5.3	5.3	5.4

*	Based on average of beginning and ending inventories for each fiscal year

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements made below and elsewhere in this Annual Report on Form 10-K that are not historical facts involve certain risks and uncertainties. Factors that could cause the estimates and expectations to differ materially from management’s projections, estimates and expectations include, but are not limited to, the

Company’s ability to successfully implement its restructuring program, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company’s merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company’s merchandise sales mix, general economic conditions, and other factors referred to in this Annual Report on Form 10-K under “Information Regarding Forward-Looking Statements” and in the Company’s Consolidated Financial Statements, including Notes thereto. The Consolidated Financial Statements and Notes to the Consolidated Financial Statements should be read in conjunction with Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Change in Fiscal Year

      The Company changed its fiscal year end from September 30 to the last day of February for fiscal years ending after September 30, 2000. The change was made to align the Company’s financial reporting with that of other consumer electronics retailers and to allow the investment and vendor communities to draw more realistic comparisons between the Company and its major competitors.

General

      The following table sets forth for the periods indicated, the relative percentages that certain income and expense items bear to net sales, and the number of stores open at the end of each period:

	Five Months
	Ended		Years Ended
	February 28 & 29,		February 28,			Year Ended
						September 30,
	2001	2000	2003	2002	2001	2000

Gross profit	28.1%	29.9%	28.4%	28.7%	28.1%	29.0%
Selling, general and administrative*	27.2%	29.3%	28.1%	30.8%	28.3%	30.4%
Store closure and impairment expenses			(0.2)%	2.2%
Gain from property transactions		0.3%				1.3%
Income (loss) before income taxes	0.3%	0.3%	0.1%	(4.9)%	(0.9)%	(0.9)%
Net income (loss)	0.3%	0.3%	0.1%	(4.9)%	(2.0)%	(2.0)%
Number of stores open at end of period	79	79	71	79	79	79

*	Including depreciation and amortization

      The following table sets forth sales by product category:

	Five Months
	Ended		Years Ended
	February 28 & 29,		February 28,			Year Ended
						September 30,
	2001	2000	2003	2002	2001	2000

Video	56%	53%	60%	58%	56%	53%
Audio	19%	19%	13%	15%	16%	18%
Mobile and wireless	10%	10%	11%	11%	12%	11%
Other:
Accessories, personal/ portable and telecommunications	15%	18%	16%	16%	16%	18%

Total Company	100%	100%	100%	100%	100%	100%

Net Sales

      Net sales for fiscal 2003 were $750.0 million, a decrease of $69.7 million or 8.5% from the prior 12 months sales of $819.7 million. The sales decline primarily reflects the closure of 8 stores during the fiscal year and a decrease in comparable store sales of 5.1%, which were largely impacted by economic conditions. Average transaction sizes and gross profit per transaction showed double-digit increases over the year-ago period and items per transaction were approximately 5% higher than the year-ago period. The video category benefited from the continuing strength in HD-upgradeable and integrated HDTV products, higher adoption rates of flat panel televisions (plasma and liquid crystal displays) and the increasing shift to digital technology. The decrease in audio category sales was consistent with industry trends due in part to the rapid commoditization of lower priced home theater systems. Sales for Extended Service Protection plans (“ESP”) were strong and increased as a percentage of product sales to 7.8% from the year-ago period of 7.4%.

      Net sales for fiscal 2002 were $819.7 million, a decrease of $54.2 million or 6.2% from the prior 12 months sales of $873.9 million. The sales decline was attributed to several factors including a national recession, a weaker economy in Northern California and the Pacific Northwest relative to the national economy, the effects of the September 11 terrorist attack and the lack of availability of certain products during key periods during the year. As a result of these weaker sales, particularly in the Pacific Northwest, the Company initiated a store-closing program (see Note 2 of the Notes to the Consolidated Financial Statements), which ultimately resulted in the identification of eight stores to be closed. All product categories had negative comparable sales except for television, which benefited from the strength in HD-upgradeable and integrated HDTV products and the increasing shift to digital technology.

      Net sales for fiscal 2001, the five-month transitional period, were $415.0 million, an increase of $23.4 million or 6.0% from the five-month comparable prior period net sales of $391.6 million. The increase was primarily attributable to sustained sales growth from the prosperous economic region of Northern California, where comparable store sales increased by 12.0%. Growth in product sales during this period was led by the video department where digital technologies increased demand for television, photo, digital satellite services and digital versatile disc (“DVD”) players. Sales for ESP plans were flat and declined as a percentage of product sales from the year-ago period of 8.0% to 7.4%.

      Comparable store sales in the future may be affected by competition, the opening of additional stores in existing markets, the absence or introduction of significant new products in the consumer electronics industry, and general economic conditions. Given the challenging economic environment, Good Guys is expecting comparable store sales declines to continue through the first part of fiscal 2004. Comparable store sales for the first quarter of fiscal 2004 are expected to be 12 to 15% lower than for the same period in the prior year and as a result, the Company expects its net loss for the quarter to be higher than the loss for the comparable period for the prior year.

Gross Profit Margin

      Gross profit margin for fiscal 2003 was 28.4% of sales compared to 28.7% for the prior 12-month period. The decline was primarily due to the heavy promotional environment, the focused sell-through of discontinued inventory and the increase in the proportion of video category sales, which have lower margins, compared to audio category sales, offset partially by reduced distribution costs and favorable shrinkage results.

      Gross profit margin for fiscal 2002 was 28.7% of sales compared to 28.1% for the prior 12-month period. The improvement was primarily due to the Company’s focus on more fully featured, higher-end products that offer higher gross profit margins, lower promotional expenses, reduced distribution costs and favorable shrinkage results.

      Gross profit margin for fiscal 2001 decreased to 28.1% of sales compared with 29.9% for the five-month comparable prior period. The decline was primarily due to a more competitive promotional environment, which included sales rebates, and credit card financing discounts during the holiday selling season; stronger sales of video products, which carry slightly lower margins than audio products; and the Company’s successful efforts to increase comparable store sales.

Selling, General and Administrative Expenses

      For fiscal 2003, selling, general, and administrative expenses including depreciation and amortization declined $42 million to 28.1% as a percentage of sales compared to 30.8% for the prior 12-month period. This significant decrease in SG&A is the result of the cost initiatives outlined in the “Implementation of Turnaround Strategy” in Item 1. These initiatives have resulted in significant savings in compensation, marketing, rental and equipment lease expenses.

      For fiscal 2002, selling, general, and administrative expenses including depreciation and amortization, as a percentage of sales, were 30.8% compared to 28.3% for the prior 12-month period. This increase in SG&A was primarily the result of a 6.2% sales decline as well as higher professional fees pertaining to strategic marketing, finance, and merchandising initiatives as well as a one time charge pertaining to the conversion to a new extended warranty provider.

      For fiscal 2001, selling, general and administrative expenses including depreciation and amortization, as a percentage of sales, were 27.2% compared to the five-month comparable prior period of 29.3% and 30.4% in fiscal 2000. Total spending for fiscal 2001 decreased by $1.8 million from the five-month comparable prior period. The decrease was primarily attributed to: (1) restructuring of sales incentive programs which lowered commission expense, and (2) reductions in overhead costs for compensation, professional fees and rent on the corporate office.

Store Closure and Impairment Expenses

      During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These expenses included direct costs to terminate lease agreements, or the future obligated lease payments, net of estimated sub-lease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure and impairment expense also included a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

      As of February 28, 2003, the Company had closed all eight stores. With respect to these stores, the Company has executed lease termination agreements for five of the stores and is currently negotiating either the termination of the lease or the sub-lease of two of the remaining stores. Execution of the five lease terminations resulted in a reversal of estimated termination costs of $0.7 million in fiscal 2003. The Company was able to negotiate an amendment to the lease for the Pinole, California store, which will substantially reduce costs. This amendment allows the Company to re-open the store as a smaller format and is expected to allow it to operate profitably with positive cash flow, which it was unable to do in the previously larger space under the previous lease agreement. The amendment also allowed the landlord to lease the surrendered space to another retailer whom the Company believes will be complimentary to the Company’s business. The amendment, after negotiation fees and certain expenses, resulted in a reversal of $1.0 million in fiscal 2003 from the estimated store closure accrual established for that store in January 2002. The Company expects to re-open this store in July 2003. The Company has reassessed its reserves for the remaining two stores and believes that they are adequate. The total accrual for store closure expenses at February 28, 2003 was $6.3 million.

      No store closure expenses were recorded in fiscal 2003, 2001 and 2000.

Impairment of Assets

      During fiscal 2002, the Company identified an additional 11 stores with a history of operating and cash flow losses combined with projected continuing losses in the foreseeable future. The Company’s projections indicated that the carrying values of the long-lived assets associated with these stores would not be recoverable through future cash flows. Accordingly, an impairment charge of $3.0 million was recorded to write such assets down to their estimated fair values based on discounted future projected cash flows.

      During fiscal 2003, the Company reviewed its projections for all of its remaining stores to assess situations where the carrying values of the long-lived assets associated with the stores would not be recoverable through future cash flows. No additional stores were identified for which an impairment charge would be required.

      No impairment of assets charge was recorded for fiscal 2001 and 2000.

Gain from Property Transactions

      In December 1999, the Company sold a parcel of land with a book value of $2.2 million, received cash proceeds of $3.2 million and recorded a gain of approximately $1.0 million. In August 2000, the Company entered into a lease amendment and termination agreement for its corporate office space, which had no book value, in exchange for $9.8 million cash from its landlord and relocated to more cost-effective space leased from a new landlord in March 2001. Costs associated with the relocation were expensed as incurred.

Allowance for Doubtful Accounts

      The Company recorded a provision for doubtful accounts of $4.9 million, and write-offs of $0.3 million, during fiscal 2002 that increased its allowance for doubtful accounts from $1.2 million at February 28, 2001 to $5.8 million at February 28, 2002. The allowance includes amounts for un-collectable vendor rebate and promotional allowance receivables, service repair receivables and for other receivables. The increase was partially attributable to an increase in service repair receivables resulting from the transition to a new third party warrantor for extended service contracts. The Company also increased its provision for vendor rebates and promotional allowances based on an evaluation of historical collection experience and an increased aging of vendor receivables.

      During fiscal 2003, the Company substantially recovered its vendor rebate, promotional allowance and service repair receivables, resulting in a decrease in accounts receivable, before allowance for doubtful accounts, from $29.9 million at February 28, 2002 to $17.9 million at February 28, 2003. As a result the allowance decreased from the $5.8 million at February 28, 2002 to $1.5 million at February 28, 2003. The change in the year represented additional charges of $2.3 million offset by write-offs of $6.6 million.

Interest Expense

      For fiscal 2003, net interest expense was $3.3 million compared to $4.7 million for the prior 12-month period. Interest expense for fiscal 2003 decreased primarily due to lower interest rates. The revolving loan base was higher than the prior year due to the Company’s decision to reduce accounts payable balances and increase cash discounts at rates advantageous when compared to the cost of borrowing.

      For fiscal 2002, net interest expense was $4.7 million compared to $6.5 million for the prior 12-month period. Interest expense for fiscal 2002 decreased primarily due to lower interest rates and, secondarily, a lower revolving loan base due to lower inventory level as a result of better supply chain management.

      For fiscal 2001, net interest expense was $2.5 million compared to $2.4 million for the five-month comparable prior period. For fiscal 2000, net interest expense was $6.5 million. The Company uses a revolving loan to finance its inventory. Interest expense increased in each of those fiscal years as the average loan balance increased. The weighted average interest rates for fiscal 2003, 2002, 2001 and 2000 were 4.9%, 6.8%, 9.8% and 9.2%, respectively.

Net Income (Loss)

      Net income for fiscal 2003 was $1.1 million compared to a net loss of $40.0 million for the prior 12-month period. Included in the Company’s net loss for fiscal 2002 was the effect of store closure and impairment expenses of $18.1 million. As discussed above, the increase in the net income is primarily attributable to the significant reduction in selling, general and administrative expenses.

      Net loss for fiscal 2002 was $40.0 million compared to a $17.3 million loss for the prior 12-month period. As discussed above, the increase in the net loss is primarily attributable to the effect of store closure and impairment expenses of $18.1 million and a 7.1% reduction in comparable store sales.

      As a result of the factors discussed above, net income for fiscal 2001, the five-month transitional period, was $1.3 million compared to $1.1 million for the comparable prior period. The five-month comparable prior period included a gain of $1.0 million for the sale of land. Income before income taxes as a percentage of sales for fiscal 2001 and for the five-month comparable prior period were both 0.3%.

      The loss before income tax for fiscal 2000 was $7.8 million, which included a one-time gain of $10.8 million associated with property transactions. The loss before income taxes as a percentage of sales for fiscal year 2000 was 0.9%.

      There was no income tax expense for fiscal 2003, 2002 and 2001. Income tax expense of $9.6 million in fiscal 2000 is comprised of $7.5 million in non-cash charges to adjust fiscal 1999 deferred tax asset valuation allowance associated with the carry-forward of income tax benefits generated from previous year losses, and $2.1 million related to a tax settlement with the IRS for years prior to fiscal 1998. The deferred tax valuation allowance will not inhibit the Company’s ability to offset future taxable income by its federal and state operating loss carry-forwards of $88.0 million and $50.6 million, respectively. The Company’s loss carry-forwards expire on various dates from 2004 to 2023. The effective income tax rates for fiscal 2003, 2002, 2001 and 2000 were all 0%. The zero tax rate for fiscal 2001 reflects the utilization of operating loss carry-forwards.

      As a result of the factors discussed above, the net income for fiscal 2003 and 2001 was $1.1 million and $1.3 million, respectively, and net loss for fiscal 2002 and 2000 was $40.0 million and $17.3 million, respectively. Net income as a percentage of sales for fiscal 2003 and 2001 was 0.1% and 0.3%, respectively, and net loss as a percentage of sales for fiscal 2002 and 2000 was 4.9% and 2.0%, respectively.

Liquidity and Capital Resources

      The Company’s sales are primarily cash and credit card transactions, providing a source of liquidity for the Company. The Company also uses private label credit card programs administered and financed by financial services companies, which allow the Company to expand store sales without the burden of additional receivables. Working capital requirements are influenced by the levels of vendor credit terms. The Company also uses lease financing to fund its capital requirements.

      On May 22, 2002, the Company and its lenders entered into an amendment to the Company’s $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs. The Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a minimum availability covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company’s assets.

      At February 28, 2003, 2002 and 2001, there were $50.1 million, $23.2 million and $50.2 million, respectively, outstanding under the line. With the amended credit facility, the Company has classified borrowings under the agreement as long-term because it has the intent and ability to keep its borrowings outstanding for greater than one year.

      Maximum borrowings outstanding under the credit facility during fiscal 2003, 2002, 2001 and 2000 were $76.7 million, $68.4 million, $62.7 million and $64.7 million, respectively. The weighted average borrowings during the same periods were $45.9 million, $39.5 million, $40.3 million and $48.0 million, respectively. Weighted average interest rates for fiscal 2003, 2002, 2001 and 2000 were 4.9%, 6.8%, 9.8%, and 9.2%, respectively. At February 28, 2003, the Company had $10.4 million available to borrow under the credit facility, compared to $9.0 million as at February 28, 2002 and $13.7 million as at February 28, 2001.

      At the end of fiscal 2003, 2002, 2001, and 2000, the Company had working capital of $68.5 million, $27.9 million, $80.9 million and $59.6 million, respectively. The increase in working capital reflects the improved collection of vendor and trade receivables, reduction in Company’s accrued liabilities for store closures and the Company’s decision to reduce accounts payable and maximize cash discounts at advantageous rates relative to the cost of borrowing.

      During fiscal 2003, net cash used in operating activities was $30.8 million compared to net cash provided by operating activities of $31.6 million for the 12-month prior period. The decrease in cash from operating activities compared to the 12-month prior period is primarily the result of a decrease in accounts payable and accrued expenses and other liabilities. This decrease is offset by $26.9 million of proceeds from borrowing on the revolving credit line within financing activities.

      During fiscal 2002, net cash provided by operating activities was $31.6 million compared to net cash used by operating activities of $12.6 million for the 12-month prior period. The increase in cash from operating activities compared to the 12-month prior period is primarily the result of a decrease in inventory and an increase in accounts payable.

      During fiscal 2001, net cash used by operating activities was $15.8 million compared to net cash provided by operating activities of $8.1 million for the five-month comparable prior period. The decrease in cash from operating activities compared to the five-month comparable prior period is primarily the result of a decline in accounts payable as the Company accelerated vendor payments to take advantage of improved vendor terms, and to a lesser extent, the Company’s acceleration of payments to major vendors in preparation of its corporate headquarters move during March 2001, to avoid disruption in deliveries during the move.

      In fiscal 2000, net cash provided by operating activities was $11.2 million, which was primarily attributable to a decrease in the net loss (which includes gains from property transactions) and an increase in accounts payable, partially offset by an increase in merchandise inventories.

      During fiscal 2003, cash used in investing activities representing capital expenditures was $5.4 million compared to $6.9 million for the 12-month prior period. Cash used in investing activities representing capital expenditures was $2.6 million and $1.8 million in fiscal 2001 and 2000, respectively. The Company does not plan to open or extensively remodel any stores in fiscal 2004, other than the Pinole, California location, which will be opened in July 2003 as a smaller format store.

      During fiscal 2003, cash provided by financing activities was $32.8 million compared to cash used in financing activities of $25.9 million for the prior 12-month period. The increase in cash from financing activities as compared to the prior 12-month period is primarily the result of additional borrowings against the revolving credit line to reduce the accounts payable balance and increase the opportunity to take advantage of cash discounts at rates advantageous to the cost of borrowing. Cash provided by financing activities also includes a private placement that occurred in March 2002. The Company issued 2.8 million shares of common stock at $2.00 per share and received approximately $5.1 million in net proceeds.

      During fiscal 2002, cash used in financing activities was $25.9 million compared to cash provided by financing activities of $22.0 million for the prior 12-month period. The decrease in cash from financing activities as compared to the prior 12-month period is primarily the result of repayments made to reduce long-term debt and a decrease in cash raised through a private placement in the prior period.

      During fiscal 2001, cash provided from financing activities was $16.6 million compared to cash used by investing activities of $12.8 million for the five-month comparable prior period. Cash used in financing activities in fiscal 2000 was $8.0 million. In fiscal 2000, the Company raised $14.2 million in cash through private placements and employee and non-employee stock issuances and used cash to repay $22.1 million on its revolving credit debt.

      The Company continues to implement its turnaround strategy through a focused set of management initiatives executed in the fourth quarter of fiscal 2002 and throughout fiscal 2003. Completed initiatives include the closure of unprofitable stores, the renegotiation of store leases at select locations, the retirement of expensive operating leases, the completion of an equity private placement, the negotiation of an extension of the expiration date of its $100 million credit facility to May 31, 2006, new operating schedules for distribution services, improved supply chain management and ongoing efforts to reduce costs.

      The continuation of profitability is contingent on many factors, including, but not limited to, the continued successful implementation of the new business strategy, consumer acceptance of new technologies, continued vendor support, and economic conditions in the regions where the Company’s stores are located.

      The Company expects to be able to fund its working capital requirements with a combination of anticipated cash flow from operations, normal trade credit, existing financing agreements and other financing agreements.

Contractual Obligations and Commitments

      The following table provides summary information concerning the Company’s future contractual obligations and commitments as of February 28, 2003.

	Payments Due by Fiscal Year

	2004	2005	2006	2007	2008	Thereafter	Total

	(Dollars in thousands)
Operating Leases	$37,553	$38,056	$37,160	$34,526	$29,819	$135,096	$312,210
Revolving Credit Debt				50,099			50,099

Total Contractual Obligations	$37,553	$38,056	$37,160	$84,625	$29,819	$135,096	$362,309

      Operating Leases — The Company’s stores, distribution center, administrative facilities and certain equipment are leased under operating leases. The leases have remaining initial terms inclusive of renewal options of one to 15 years and generally provide for rent increases based on the consumer price index. Certain store leases require additional lease payments based on the achievement of specified store sales.

      Revolving Credit Debt — The Company’s revolving line of credit, which provides for up to $100 million of borrowings, expires on May 31, 2006. Any outstanding borrowings are contractually due on that date.

Critical Accounting Policies and Estimates

      The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

      Store Closure Accrual — Prior to December 31, 2002, in accordance with Emerging Issues Task Force (“EITF”) 94-3, the Company estimated the costs associated with closing a store based on assumptions including, among other things, lease termination costs, the amount of time before the location can be sub-leased (if at all) and the amount of sub-lease income. To the extent that any assumption proves incorrect, the Company would either increase or decrease the store closure accrual. For restructuring activities initiated after December 31, 2002, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) 146, which requires costs associated with the termination of the lease to be recorded when the store is closed, and other liabilities for costs associated with an exit or disposal activity be recognized when the liability is incurred.

      Allowance for Doubtful Accounts Receivable — The Company’s accounts receivable consist primarily of amounts receivable from vendors for rebates and promotional allowances, from warrantors for repairs of merchandise, from banks for credit card sales and for other receivables. Amounts due from banks have historically been collectable. Collection of amounts receivable from warrantors and vendor programs generally depend on detailed documentation that may be disputed. The Company has established an allowance for doubtful accounts based on historical collection experience or other information indicating that amounts might not be collectable.

      Impairment of Long-Lived Assets — The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable and supportable assumptions and projections, the Company records an impairment loss to write the assets down to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows.

      Valuation of Deferred Tax Assets — Deferred income taxes are recorded based on the differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

New Accounting Pronouncements

      In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS No. 133 had no impact on the Company’s consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 had no impact on the Company’s consolidated financial statements. Under SFAS 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS 142 in the first quarter of fiscal 2003. The adoption of SFAS 142 had no impact on the Company’s consolidated financial statements.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 in the first quarter of fiscal 2003. The adoption of SFAS 144 did not have a significant impact on the Company’s reporting for impairments or disposals of long-lived assets.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)”. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, the Company generally recognizes a liability for an exit cost at the date of its commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS 146 had no impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of

SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for the Company’s fiscal year ended February 28, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending May 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, as allowed by SFAS 123. As a result, the adoption of SFAS 148 did not have any impact on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

      In November 2002, the EITF reached a consensus regarding EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. EITF 02-16 is effective for certain of the Company’s vendor rebates and allowances commencing in November 2002. The adoption of EITF 02-16 had no impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt increased by a 10% change from the bank’s reference rate as of February 28, 2003, the Company’s interest expense and payments would increase by approximately $227,000.

      Substantially all the Company’s merchandise inventory purchases are denominated in U.S. dollars. Accordingly, the Company has no significant foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Good Guys, Inc.
Alameda, California

      We have audited the accompanying consolidated balance sheets of Good Guys, Inc. and subsidiary as of February 28, 2003, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended February 28, 2003, and 2002, the five-month period ended February 28, 2001 and the fiscal year ended September 30, 2000. Our audits also included the financial statement schedule listed in Item 15 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Good Guys, Inc. and subsidiary at February 28, 2003, 2002, and 2001, and the results of their operations and their cash flows for the fiscal years ended February 28, 2003 and 2002, the five-month period ended February 28, 2001 and the fiscal year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 16, 2003

CONSOLIDATED BALANCE SHEETS

	February 28,

	2003	2002	2001

	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$733	$4,108	$5,329
Accounts receivable (less allowance for doubtful accounts of $1,463, $5,803 and $1,206, respectively)	16,324	24,145	28,853
Merchandise inventories	100,867	102,109	120,928
Prepaid expenses	9,794	6,733	9,811

Total current assets	127,718	137,095	164,921

PROPERTY AND EQUIPMENT:
Leasehold improvements	66,179	64,436	71,746
Furniture, fixtures and equipment	77,034	72,245	76,596
Construction in progress	942	3,435	3,187

Total property and equipment, at cost	144,155	140,116	151,529
Less accumulated depreciation and amortization	(102,154)	(91,357)	(89,982)

Property and equipment, net	42,001	48,759	61,547

OTHER ASSETS	686	562	459

TOTAL ASSETS	$170,405	$186,416	$226,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,601	$53,863	$43,430
Accrued expenses and other liabilities:
Payroll	7,418	10,930	8,352
Sales taxes	3,401	4,609	4,465
Store closure	6,297	12,904	1,330
Extended service plan	288	5,789	557
Other	16,230	21,075	25,852

Total current liabilities	59,235	109,170	83,986

REVOLVING CREDIT DEBT	50,099	23,231	50,161

SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value authorized, 2,000,000 shares, none issued
Common stock, $.001 par value: authorized, 40,000,000 shares issued and outstanding 26,833,452, 23,449,608 and 23,077,802 shares respectively	27	23	23
Additional paid-in capital	111,418	105,416	104,164
Accumulated deficit	(50,374)	(51,424)	(11,407)

Total shareholders’ equity	61,071	54,015	92,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,405	$186,416	$226,927

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended		Five Months
	February 28,		Ended	Year Ended
			February 28,	September 30,
	2003	2002	2001	2000

Net sales	$749,970	$819,661	$414,978	$850,512
Cost of sales	(536,702)	(584,202)	(298,412)	(603,975)

Gross profit	213,268	235,459	116,566	246,537
Selling, general and administrative	(198,980)	(239,524)	(106,972)	(243,872)
Depreciation and amortization	(11,682)	(13,158)	(5,877)	(14,765)
Store closure and impairment of asset recovery (expenses)	1,700	(18,135)
Gain from property transactions				10,775

Income (loss) from operations	4,306	(35,358)	3,717	(1,325)
Interest income	4	41	90	94
Interest expense	(3,260)	(4,700)	(2,488)	(6,520)

Income (loss) before income taxes	1,050	(40,017)	1,319	(7,751)
Income tax expense				(9,577)

Net income (loss)	$1,050	$(40,017)	$1,319	$(17,328)

Net income (loss) per share
Basic	$0.04	$(1.72)	$0.06	$(0.84)

Diluted	$0.03	$(1.72)	$0.06	$(0.84)

Weighted average shares
Basic	26,529	23,321	22,937	20,560

Diluted	31,969	23,321	23,763	20,560

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
			Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

	(Dollars in thousands, except share data)
BALANCE AT SEPTEMBER 30, 2000	22,763,194	$23	$103,222	$(12,726)	$90,519
Issuance of common stock under Employee Stock Purchase Plan	253,629		715		715
Exercise of stock options	7,250		37		37
Issuance of restricted stock	53,729		190		190
Net income				1,319	1,319

BALANCE AT FEBRUARY 28, 2001	23,077,802	23	104,164	(11,407)	92,780
Issuance of common stock under Employee Stock Purchase Plan	365,880		1,043		1,043
Exercise of stock options	667		2		2
Issuance of restricted stock	5,259		207		207
Net loss				(40,017)	(40,017)

BALANCE AT FEBRUARY 28, 2002	23,449,608	23	105,416	(51,424)	54,015
Issuance of common stock under Employee Stock Purchase Plan	573,844	1	854		855
Issuance of restricted stock	20,000		68		68
Cancellation of restricted stock	(10,000)
Proceeds from sale of common stock, net of offering expenses	2,800,000	3	5,080		5,083
Net income				1,050	1,050

BALANCE AT FEBRUARY 28, 2003	26,833,452	$27	$111,418	$(50,374)	$61,071

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		Five Months
	February 28,		Ended	Year Ended
			February 28,	September 30,
	2003	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,050	$(40,017)	$1,319	$(17,328)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,141	13,158	5,877	14,765
Gain from property transactions				(1,025)
Store closure and asset impairment (recovery) expense	(1,700)	18,135	(671)	(1,284)
Allowance for doubtful accounts	(4,340)	4,597	(277)	20
Deferred taxes				7,430
Issuance of restricted stock	68	207	190	729
Changes in assets and liabilities:
Accounts receivable	12,161	111	(8,697)	2,300
Merchandise inventories	1,242	18,819	530	(11,182)
Prepaid expenses and other assets	(3,185)	2,975	1,266	(4,610)
Accounts payable	(28,262)	10,433	(18,738)	22,419
Accrued expenses and other liabilities	(19,973)	3,187	3,383	(1,006)

Net cash (used in) provided by operating activities	(30,798)	31,605	(15,818)	11,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,383)	(6,942)	(2,616)	(1,802)
Proceeds from sale of fixed assets				3,208

Net cash (used in) provided by investing activities	(5,383)	(6,942)	(2,616)	1,406

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing (repayment) of revolving credit debt	26,868	(26,930)	15,803	(22,146)
Issuance of common stock	5,938	1,046	752	14,164

Net cash provided by (used in) financing activities	32,806	(25,884)	16,555	(7,982)

(Decrease) increase in cash and equivalents	(3,375)	(1,221)	(1,879)	4,652
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,108	5,329	7,208	2,556

CASH AND EQUIVALENTS, END OF PERIOD	$733	$4,108	$5,329	$7,208

SUPPLEMENTAL CASH FLOW INFORMATION —
Interest paid	3,253	5,461	2,279	5,782
Taxes paid			252

See notes to consolidated financial statements.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Business — Good Guys, Inc., through its wholly owned subsidiary (the “Company”), is a retailer of consumer electronic products in California, Nevada, Oregon and Washington. The Company’s operations include 71 retail stores, excluding 8 stores which were closed during fiscal 2003 (see Note 2 below), engaging only in activities related to the sale of consumer electronics products throughout the Western United States and comprise only one operating segment.

      Basis of Presentation — The consolidated financial statements include the accounts of Good Guys, Inc. and its wholly owned subsidiary. All significant inter-company transactions have been eliminated in consolidation.

      Fiscal Year — The Company changed its fiscal year-end from September 30 to the last day of February for fiscal years ending after September 30, 2000. Fiscal 2003 refers to the year ended February 28, 2003, fiscal 2002 refers to the year ended February 28, 2002, fiscal 2001 refers to the five-month period ended February 28, 2001 and fiscal 2000 refers to the year ended September 30, 2000.

      Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of allowance for doubtful accounts receivable, store closure accrual, estimated useful lives of property and equipment and valuation of deferred tax assets.

      Revenue Recognition — The Company recognizes revenue for retail stores at the point of sale in the store and for home delivery sales when the merchandise is delivered to the customer. Sales are net of estimated returns, which are estimated based upon historical trends and customer habits. The effect of returns is not significant to the Company’s operating results.

      Extended Service Plan Contracts — The Company sells extended service contracts on behalf of an unrelated company (the “Warrantor”) that markets this product for merchandise sold by the Company. Commission revenue is recognized at the time of sale. The Company acts solely as an agent for the Warrantor and has neither liability to the customer under the extended service contract nor any other material obligation to the customer or the Warrantor. Merchandise presented to the Company for servicing under extended service contracts is repaired by the Company on behalf of the Warrantor.

      Merchandising and Advertising costs are expensed as incurred. Merchandising and advertising costs for fiscal 2003, 2002, 2001 and 2000 were $46.1 million, $58.0 million, $28.0 million (five-month transitional period) and $54.1 million, respectively.

      Store Opening Costs consist primarily of labor, advertising and store supplies, and are expensed as incurred.

      Stock Based Compensation — The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principle Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and its related interpretations and with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) 148, “Accounting for Stock Based Compensation — Transition and Disclosure”. Because the Company has granted stock options to its employees at fair market value at the date of grant, under APB 25, no compensation expense is required to be recognized in the consolidated financial statements.

      Equity instruments granted to non-employees are accounted for in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18,

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, under the fair value based method using the Black-Scholes option pricing model.

      Had compensation expense for the Company’s stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS 123 calculated using the methods and assumptions described in Note 9, the Company’s net income (loss) would have been as follows:

	Years Ended		Five Months
	February 28,		Ended	Year Ended
			February 28,	September 30,
	2003	2002	2001	2000

	(Dollars in thousands)
Net income (loss), as reported	$1,050	$(40,017)	$1,319	$(17,328)
Add: Stock compensation determined using intrinsic value method	173	78	190	729
Less: Stock compensation determined using fair value method	(656)	(422)	(490)	(1,729)

Pro forma net income (loss)	$567	$(40,361)	$1,019	$(18,328)

Earnings per share:
Basic — as reported	$0.04	$(1.72)	$0.06	$(0.84)
Basic — pro forma	$0.02	$(1.74)	$0.04	$(0.89)
Diluted — as reported	$0.03	$(1.72)	$0.06	$(0.84)
Diluted — pro forma	$0.02	$(1.74)	$0.04	$(0.89)

      Income Taxes — The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes are recorded based on the differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

      Net Income (Loss) Per Share has been computed in accordance with SFAS 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock had been converted into common stock.

      Comprehensive Income — Comprehensive income (loss) equates to net income (loss) for all periods presented.

      Cash Equivalents represent short-term, highly liquid investments with original maturities of 90 days or less. Interest earned from these investments is included in interest income.

      Merchandise Inventories are stated at the lower of cost (first-in, first-out method) or market. In fiscal 2003, the Company’s 10 largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Two of the Company’s suppliers accounted for more than 40% of its merchandise purchases.

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

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Vendor Rebates and Allowances — Merchandise rebates and allowances are recorded as a reduction of the cost of the related inventory purchased and then as a reduction of cost of merchandise sold when the Company sells the related inventory. Advertising rebates and allowances are recognized as a reduction of advertising expense when the related advertising expense is incurred. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized over the contract term as a reduction of cost of merchandise sold or of advertising expense, depending on the nature of the contract. Some of the contractual arrangements require estimates of the rebate amounts earned and collectible. If actual rebates and allowances received differ from our estimates, the Company may be required to record significant adjustments to its rebates and allowances.

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

      Impairment of Long-Lived Assets — The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable and supportable assumptions and projections, the Company records an impairment loss to write the assets down to their estimated fair value if the carrying values of such assets exceed their related expected future cash flows.

      Store Closure Accrual — Prior to December 31, 2002 and in accordance with EITF 94-3, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs included direct costs to terminate a lease or future lease obligations, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages are communicated to the affected employees. After December 31, 2002, the Company has adopted SFAS 146, which requires costs associated with the termination of the lease to be recorded when the store is closed, and other liabilities for costs associated with an exit or disposal activity be recognized when the liability is incurred.

      Insurance Risk Retention — The Company retains certain risks for workers’ compensation, general liability and employee medical programs and accrues estimated liabilities on an undiscounted basis for known claims and claims incurred but not reported.

      Fair Value of Financial Instruments — The carrying value of cash and equivalents, accounts receivable, accounts payable, and revolving credit debt approximate their estimated fair values.

      Reclassification — Certain prior period balances have been reclassified to conform to current year presentation.

      New Accounting Pronouncements — In fiscal 2002, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS 133 had no impact on the Company’s consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and addresses the

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 had no impact on the Company’s consolidated financial statements. Under SFAS 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS 142 in the first quarter of fiscal 2003. The adoption of SFAS 142 had no impact on the Company’s consolidated financial statements.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS 144 in the first quarter of fiscal 2003. The adoption of SFAS 144 did not have a significant impact on the Company’s reporting for impairments or disposals of long-lived assets.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)”. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, the Company generally recognizes a liability for an exit cost at the date of its commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS 146 had no impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for the Company’s fiscal year ended February 28, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending May 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB 25, as allowed by SFAS 123. As a result, the adoption of SFAS 148 did not have any impact on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

      In November 2002, the EITF reached a consensus regarding EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. EITF 02-16 is effective for certain of the Company’s vendor rebates and allowances commencing in

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2002. The adoption of EITF 02-16 had no impact on the Company’s consolidated financial statements.

2.	Accrual for Store Closure and Asset Impairment

      During January 2002, the Board of Directors approved a plan to close eight unprofitable stores, and the Company recorded a store closure and impairment expense of $15.1 million associated with this plan. These costs included direct costs to terminate lease agreements, or the future obligated lease payments, net of estimated sub-lease income, and the difference between the carrying values and estimated recoverable values of long-lived assets. The store closure and impairment expense also included a $3.3 million write-off of the book value of fixed assets related to the eight stores identified for closure.

      As of February 28, 2003, the Company had closed all eight stores. With respect to these stores, the Company has executed lease termination agreements for five stores and is currently negotiating either the termination of the lease or the sub-lease of two of the remaining stores. Execution of the five lease terminations resulted in a reversal of estimated termination costs of $0.7 million in fiscal 2003. The amendment to the lease for the Pinole, California store allows the Company to re-open the store in July 2003 as a smaller format. The amendment, after negotiation fees and certain expenses, resulted in a reversal of $1.0 million in fiscal 2003 from the estimated store closure accrual established for that store in January 2002. The Company has reassessed its reserves for the remaining two stores and believes that they are adequate. The total accrual for store closure expenses at February 28, 2003 was $6.3 million.

      The following schedule summarizes information related to store closure accruals:

		Store		Decrease to
	Beginning	Closure	Cash	Accrual	Ending
Fiscal Period Ending	Balance	Accrual	Payments	Amounts	Balance

	(Dollars in Thousands)
2003	$12,904		$(4,907)	$(1,700)	$6,297
2002	$1,330	$12,430	$(856)		$12,904
2001	$2,001		$(413)	$(258)	$1,330
2000	$3,285		$(1,284)		$2,001

      During fiscal 2002, the Company also identified an additional 11 stores with a history of operating and cash flow losses combined with projected continuing losses in the foreseeable future. The Company’s projections indicated that the carrying values of the long-lived assets associated with these stores would not be recoverable through future cash flows. Accordingly, an impairment charge of $3.0 million was recorded to write such assets down to their estimated fair values based on discounted future projected cash flows.

      During fiscal 2003, the Company reviewed its projections for all of its remaining stores to assess situations where the carrying values of the long-lived assets associated with the stores would not be recoverable through future cash flows. No additional stores were identified for which an impairment charge would be required.

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

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Borrowing Arrangements

      On May 22, 2002, the Company and its lenders entered into an amendment to the Company’s $100 million credit facility that extends the expiration date of the facility from September 30, 2002 to May 31, 2006. Available borrowings under the agreement are limited to certain levels of eligible accounts receivable and inventories, but may be increased from October 1 to December 20 of each year to meet seasonal needs.

      As of February 28, 2003, the Company had available borrowings of approximately $10.4 million and outstanding borrowings of $50.1 million, compared to available borrowings of approximately $9.0 million and outstanding borrowings of $23.2 million at February 28, 2002. Interest is payable monthly and approximated the prime rate plus 0.5% (4.75% at February 28, 2003).

      As of February 28, 2003, the Company had eight irrevocable stand-by letters of credit totaling $3,225,720, which expire on various dates.

      The Company is also required to comply with a minimum earnings before interest, taxation, depreciation and amortization covenant, a capital lease covenant and reporting requirements, as defined in the agreement. The borrowings are secured by substantially all of the Company’s assets.

5.	Accounts Receivable

      Accounts receivable consisted of the following:

	February 28,	February 28,	February 28,
	2003	2002	2001

	(Dollars in thousands)
Vendor programs	$8,003	$17,831	$21,235
Warranty and service repairs	2,708	6,059	1,265
Credit cards	2,970	1,612	863
Related parties — goodguys.com	207	204	179
Other	3,899	4,242	6,517

	17,787	29,948	30,059
Less allowance for doubtful accounts	(1,463)	(5,803)	(1,206)

Total accounts receivable	$16,324	$24,145	$28,853

6.	Income Taxes

      For fiscal 2003, 2002 and 2001, the Company had no income tax expense. In fiscal 2000, income tax expense was $9.6 million and consisted of $2.1 million of current federal taxes and $7.5 million of deferred tax. The provisions for income taxes as reported are different from the tax provisions computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	Years Ended		Five Months
	February 28,		Ended	Year Ended
			February 28,	September 30,
	2003	2002	2001	2000

Federal income tax, at the statutory rate	35.0%	(35.0)%	35.0%	(35.0)%
State franchise tax, less federal tax effect				20.2
Other, net		(0.3)	0.3	(0.2)
Change in valuation allowance	(35.0)	35.3	(35.3)	138.6

Total	0.0%	0.0%	0.0%	123.6%

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s net deferred tax assets as of February 28, 2003, 2002 and 2001 were as follows:

	February 28,	February 28,	February 28,
	2003	2002	2001

	(Dollars in thousands)
Current:
Vacation accruals	$705	$945	$830
Prepaid expenses			(1,995)
Bad debt, store closure and other accruals	3,902	8,878	1,190
Inventory capitalization	511	936	(688)
Other	329	(405)	83

Current assets, net	5,447	10,354	(580)

Non-current:
Depreciation	8,980	7,329	392
Net operating loss	33,406	31,706	28,516
Other	671	743	481
Valuation allowance	(48,504)	(50,132)	(28,809)

Non-current assets, net	(5,447)	(10,354)	580

Total	$—	$—	$—

      As of February 28, 2003, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $88.0 million and net operating loss carry-forwards for state tax purposes of approximately $50.6 million, which expire at various dates from 2004 to 2023.

      These loss carry-forwards represent a combined tax benefit of $33.4 million that can be used to offset future taxes payable. Using its best estimates, the Company has established a valuation allowance of approximately $48.5 million at February 28, 2003, due to the uncertainty of realizing future tax benefits from its deferred tax assets.

7.	Leases

      The Company’s stores, distribution and administration facilities and certain equipment are leased under operating leases. The leases have remaining initial terms inclusive of renewal options, of one to 15 years and generally provide for rent increases based on the consumer price index. Certain store leases require additional lease payments based on the achievement of specified store sales. During fiscal 2003, the Company renegotiated 23 real property leases and purchased certain equipment leases. In December 2002, the Company sub-leased 176,000 square feet of its distribution facility in Hayward, California.

      The Company sub-leases a portion of one of its stores to a company whose Chairman is a member of the Company’s Board of Directors. The sub-lease expires in July 31, 2012 and provides for additional rent increases based on the consumer price index. Sub-lease income for fiscal 2003, 2002, 2001 and 2000 was $376,565, $365,514, $210,766 (five-month transitional period) and $326,077, respectively.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The future minimum annual payments for leases having non-cancelable terms in excess of one year, net of sub-lease income, at February 28, 2003, are as follows:

	Real
	Property	Equipment	Total

	(Dollars in thousands)
2004	$36,811	$742	$37,553
2005	37,994	62	38,056
2006	37,160		37,160
2007	34,526		34,526
2008	29,819		29,819
Thereafter	135,096		135,096

Total	$311,406	$804	$312,210

      Lease expense for fiscal 2003, 2002, 2001 and 2000 was $41.1 million, $51.1 million, $21.9 million (five-month transitional period), and $52.6 million, respectively.

8.	Deferred Pay and Profit Sharing Plans

      The Company has a Deferred Pay Plan to which its employees may contribute a portion of their annual salaries and a Profit Sharing Plan that covers substantially all of the Company’s employees. Effective October 1, 1999, the Company’s contributions to the Profit Sharing Plan are at the discretion of the Board of Directors. There have been no discretionary contributions to the Profit Sharing Plan in fiscal 2003, 2002, 2001, and 2000. In May 2001, the Profit Sharing and Deferred Pay Plans were consolidated into a single deferred pay plan.

9.	Stock Options

      The Company’s 1985 Stock Option Plan (“1985 Plan”) and 1994 Stock Incentive Plan (“1994 Plan”) authorize the issuance of incentive stock options and non-qualified stock options covering up to 4,715,000 shares of common stock. Although the 1985 Plan expired in 1995 and no further options may be granted under it, options granted prior to its expiration remain outstanding. Options granted under both Plans are exercisable at prices equal to the fair market value of the stock on the date of grant. Options granted under the Plans prior to August 1999 vest ratably over four years. Options granted under the 1994 Plan in August 1999 and thereafter, vest at the end of one year in the case of options granted to directors and ratably over three years for options granted to employees. All options under the Plans have a maximum term of ten years, except those issued to 10% shareholders, which have a term of five years. At February 28, 2003, 514,537 options remained available for the grant of shares under the 1994 Plan.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of stock option activity under the 1985 and 1994 Plans:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at September 30, 1999	1,909,698	$5.55
Granted (average fair value of $2.64)	387,145	3.91
Exercised	(603,485)	5.11
Canceled	(302,909)	5.87

Balance at September 30, 2000	1,390,449	4.59
Granted (average fair value of $3.56)	279,979	5.42
Exercised	(5,750)	5.09
Canceled	(152,654)	5.93

Balance at February 28, 2001	1,512,024	5.63
Granted (average fair value of $1.54)	679,050	2.68
Exercised	(667)	2.88
Canceled	(166,838)	4.12

Balance at February 28, 2002	2,023,569	4.44
Granted (average fair value of $2.57)	752,321	2.62
Exercised	—	—
Canceled	(782,295)	4.69

Balance at February 28, 2003	1,993,595	$3.65

      The following table summarizes information about stock options at February 28, 2003.

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 1.65 - $ 2.62	854,471	9.2	$2.29	166,003	$2.46
$ 2.62 - $ 5.25	771,176	7.3	3.84	346,199	4.45
$ 5.25 - $ 7.87	350,948	6.8	6.18	324,865	6.11
$ 7.87 - $10.50	9,000	6.0	8.17	9,000	8.17
$10.50 - $13.12	2,000	1.9	12.62	2,000	12.62
$13.12 - $15.75	4,000	0.5	14.12	4,000	14.12
$18.37 - $21.00	2,000	0.1	20.37	2,000	20.37

$ 1.65 - $20.38	1,993,595	8.0	$3.65	854,067	$4.83

      During fiscal 2001 and 2000, options for 75,000 and 1,125,000 shares, respectively, were granted outside the 1994 Plan with exercise prices equal to the fair market value of the stock on the date of grant, terms ranging from three to 10 years and vesting over three years (with the exception of an option for 25,000 shares that vested at the end of one year). At February 28, 2003, 1,000,000 options granted outside the 1994 Plan with a weighted average exercise price of $3.75 per share were outstanding, of which, options for 666,667 shares were exercisable at a weighted average exercise price of $3.75 per share.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The number of options exercisable and their weighted average exercise price were 854,067 and $4.83, respectively, at February 28, 2003, 1,039,404 and $5.39, respectively at February 28, 2002, 593,092 and $5.80, respectively, at February 28, 2001 and 581,016 and $5.84, respectively, at September 30, 2000.

      The Company established an Employee Stock Purchase Plan (“ESPP”) in February 1986, which permits employees to purchase the Company’s common stock under terms specified by the ESPP. The ESPP is a statutory Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Shares of common stock issued under the ESPP during fiscal 2003, 2002, 2001 and 2000 totaled 573,844, 365,880, 253,629 and 384,845, respectively, at a weighted average price of $1.49, $2.85, $2.82 and $4.15 per share, respectively. At February 28, 2003, 351,147 shares were reserved for issuance under the ESPP.

      The Company’s fair value calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The Company’s fair value calculations were made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected option life of, 3.61 years in fiscal 2003, 5 years in fiscal 2002, 2001 and 2000; stock volatility of, 82.3% in fiscal 2003, 75% in fiscal 2002, 2001 and 2000; risk-free interest rates of, 3.05% in fiscal 2003, 4% in fiscal 2002 and 6% in fiscal 2001 and 2000; and no dividends during the expected term.

10.	Common Stock

      In March 2002, the Company issued, in a private placement, 2.8 million shares of common stock and received approximately $5.1 million in net proceeds. The purchasers of those shares included the Chief Executive Officer and the Chief Operating Officer. Additionally, the Company issued warrants for the purchase of 280,000 shares of common stock at a price of $3.00 per share, which was in excess of the fair market value of the Company’s common stock at date of issuance. The warrants are exercisable over the period of five years from the date of issuance.

      In July 2002 and December 2002, the Company issued warrants of 50,000 each to two landlords as part of lease negotiation agreements. The warrants were issued at a price of $2.90 and $2.50, respectively.

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

      At February 28, 2003, warrants on 2,824,322 shares were exercisable with a weighted average exercise price of $3.78 per share.

      Restricted Stock Issuance: The Company has issued restricted stock to directors, officers and certain key employees as part of the Company’s compensation program. All shares awarded entitle the recipient to full rights of a shareholder, are restricted as to disposition and are subject to forfeiture under certain circumstances. The market value of these shares at the date of grant is amortized to expense over the vesting period of one year.

      Shares issued during fiscal 2003, 2002, 2001, and 2000, were 20,000, 30,000, 57,729, and 101,195, respectively. During fiscal 2003, 2002, 2001, and 2000, compensation expense of $173,109, $78,270, $190,000, and $729,000, respectively, was recognized, leaving un-amortized compensation expense of $85,533, $43,531, $113,000, and $66,000, respectively, at the end of each fiscal period.

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Legal Proceedings

      The Company is involved in various legal proceedings arising during the normal course of business. Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on the financial position or results of operations of the Company.

12.	Related Party

      During fiscal 2000, the Company and a group of private equity investors, which at that time included the then Chairman and certain Directors of the Company, formed a separate company, goodguys.com, inc., to sell consumer electronic products through the Internet. In exchange for a trademark license and product supply agreement, the Company received common stock for 20% of goodguys.com and a warrant for an additional 29.9% exercisable only upon a change in control of goodguys.com or other liquidation event, as defined in the agreement. The Company did not make any cash investment in goodguys.com, which commenced Internet operations in October 2000. At February 28, 2003, one current director of the Company owned less than 1% of the outstanding common stock of goodguys.com.

      The Company supplies merchandise to goodguys.com under a royalty and service agreement. Other agreements outline goodguys.com’s rights associated with use of the trade name. In fiscal 2003 and 2002, the Company recorded royalty income of $635,716 and $415,125, respectively, and accrued expense reimbursements of $491,002 and $133,200, respectively. For fiscal 2003, 2002 and 2001, the Company recorded product sales of $15.4 million, $10.1 million and $1.9 million, respectively, to goodguys.com. No royalty revenue or accrued expense reimbursements were recognized in fiscal 2001. At February 28, 2003, 2002 and 2001, the Company had $206,718, $204,063 and $179,000, respectively, in trade receivables from goodguys.com. The Company accounts for its investment under the equity method of accounting.

13.	Net income (loss) per share:

      Basic earning per share is calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share assume the exercise of all options and warrants, which are dilutive, whether exercisable or not. Net loss per share was computed based on the weighted average number of shares of common stock outstanding during the year. Since the Company has reported net losses for fiscal 2002 and 2000, the potentially dilutive effect of outstanding stock options and warrants to purchase a total of 7,483,292 shares and 6,815,172 shares of the Company’s common stock at the end of fiscal 2002 and 2000, respectively, has been excluded from the calculation of net loss per share.

      The following is a reconciliation of the weighted average number of shares (in thousands) used in the Company’s basic and diluted per share computations for fiscal 2003 and 2001:

		Five Months
	Year Ended	Ended
	February 28,	February 28,
	2003	2001

Basic shares	26,529	22,937
Effect of dilutive stock warrants	2,756	574
Effect of dilutive stock options	2,684	252

Diluted shares	31,969	23,763

GOOD GUYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited):

      Quarterly financial data are summarized in the following table.

	Quarters Ended				Quarters Ended

(Dollars in thousands,	May 31,	August 31,	November 30,	February 28,	May 31,	August 31,	November 30,	February 28,
except per share amounts)	2002	2002	2002	2003	2001	2001	2001	2002

Net sales	$171,033	$177,493	$171,988	$229,456	$171,541	$190,943	$197,978	$259,199
Gross profit	49,246	50,705	47,465	65,852	48,671	56,805	55,947	74,036
Net income (loss)	(4,587)	(1,798)	(3,736)	11,171	(10,084)	(4,539)	(8,084)	(17,310)
Net income (loss) per:
Basic share	$(0.18)	$(0.07)	$(0.14)	$0.42	$(0.44)	$(0.20)	$(0.35)	$(0.74)
Diluted share	$(0.18)	$(0.07)	$(0.14)	$0.34	$(0.44)	$(0.20)	$(0.35)	$(0.74)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 28, 2003 (the “Proxy Statement”) under the caption “Election of Directors.” Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation

      Incorporated by reference from portions of the Proxy Statement under the captions “Compensation of Directors and Executive Officers” and “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from portions of the Proxy Statement under the captions “Certain Stockholders”, “Compensation of Directors and Executive Officers” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from portions of the Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Certain Relationships and Related Transactions.”

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a) — 14(c) and 15(d) — 14(c)) on May 6, 2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial Statements.

      Included in Part II of this report:

           Independent Auditors’ Report

           Consolidated balance sheets as of February 28, 2003, 2002 and 2001.

Consolidated statements of operations for the fiscal years ended February 28, 2003 and 2002, the five-month period ended February 28, 2001 and for the fiscal year ended September 30, 2000.

Consolidated statements of shareholders’ equity for the fiscal years ended February 28, 2003 and 2002, the five-month period ended February 28, 2001 and the fiscal year ended September 30, 2000.

Consolidated statements of cash flows for the fiscal years ended February 28, 2003 and 2002, the five-month period ended February 28, 2001 and for the fiscal year ended September 30, 2000.

           Notes to consolidated financial statements.

      (2) Financial Statement Schedules:

           Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or are not applicable, or the information is included in the financial statements.

      (b) Reports on Form 8-K.

           No Form 8-K Reports were filed during the last quarter of the fiscal year ended February 28, 2003.

Exhibits

3.1	Restated Certificate of Incorporation. (Exhibit 3.1 to the Company’s Form 8-K Report for March 4, 1992; incorporated herein by reference.)
3.2	Bylaws. (Exhibit 3.2 to the Company’s Form 8-K Report for March 4, 1992; incorporated herein by reference.)
10.1	1985 Stock Option Plan, as amended.* (Exhibit 10.1 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1998; incorporated herein by reference.)
10.2	Form of Nonqualified Stock Option Agreements.* (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed on January 28, 1991, registration number 33-38749; incorporated herein by reference.)
10.3	Employee Stock Purchase Plan as amended.*
10.4	Amended and Restated 1994 Stock Incentive Plan.*
10.5	Assignment and Assumption Agreement dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys — California, Inc. (Exhibit 10.18 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)
10.6	Form of Operating Agreement, for WOW! Stores between MTS, Inc., dba Tower Records/ Book/ Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit 10.20 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)
10.7	Loan and Security Agreement by and among Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September 30, 1999. (Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)
10.10	Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company’s Report on Form 8-K for August 20, 1999; incorporated herein by reference).
10.11	Executive Employment Agreement with Kenneth R. Weller, dated August 15, 2000.* (Exhibit 10.14 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.12	Stock and Warrant Subscription Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and Kenneth R. Weller. (Exhibit 10.15 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.13	Stock Purchase Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.14	Registration Rights Agreement dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.17 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.15	Form of Warrant to Purchase Shares of Common Stock of The Good Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.20	Stock Purchase Agreement dated as of March 7, 2002, together with the forms of warrant and Registration Rights Agreement executed in connection with a private placement of the Company’s common stock. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.21	Lease Agreement for Corporate Office, dated December 29, 2000, by and between Good Guys, Inc. and LNR Harbor Bay, LLC. (Exhibit 10.22 to the Company’s Transitional Report on Form 10-K filed for the five-month period ended February 28, 2001; incorporated herein by reference.)

Exhibits

10.22	Services, licensing, domain name, and stock subscription and warrant agreements, date January 2000, entered into between The Good Guys-California, Inc. and goodguys.com. (Exhibit 10.23 to the Company’s Transitional Report on Form 10-K filed for the five-month period ended February 28, 2001; incorporated herein by reference.)
10.23	Letter Agreement between Jeff Linden and the Company, dated August 3, 2001.* (Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.24	Letter Agreement between Peter Hanelt and the Company, dated December 20, 2001.* (Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.25	Letter Agreement between John J. De Luca and the Company, dated August 3, 2001.* (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.26	Letter Agreement between Cathy A. Stauffer and the Company, dated September 6, 2001.* (Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.27	Letter Agreement between David A. Carter and the Company, dated June 1, 2001.* (Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.28	First Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of August 16, 2001. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.29	Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of March 27, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.30	Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 15, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.31	Second Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 22, 2002. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.32	Third Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of July 2, 2002.
10.33	Letter agreement between the Company and goodguys.com, dated February 11, 2003.
21.1	List of Subsidiaries
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement.

SCHEDULE II

GOOD GUYS, INC. & SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Write-offs	Period

Year ended September 30, 2000:
Allowance for doubtful accounts	$1,463	$488	$468	$1,483
Five-month period ended February 28, 2001:
Allowance for doubtful accounts	$1,483	$53	$330	$1,206
Year ended February 28, 2002;
Allowance for doubtful accounts	$1,206	$4,910	$313	$5,803
Year ended February 28, 2003;
Allowance for doubtful accounts	$5,803	$2,260	$6,600	$1,463

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

By:	/s/ KENNETH R. WELLER

Kenneth R. Weller
Chairman, Chief Executive Officer and President

Dated: May 6, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KENNETH R. WELLER (Kenneth R. Weller)		Chairman, Chief Executive Officer and President (Principal Executive Officer)	May 6, 2003

/s/ DAVID A. CARTER (David A. Carter)		Acting Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2003

/s/ THOMAS F. HERMAN* (Thomas F. Herman)		Director	May 6, 2003

/s/ JOHN E. MARTIN* (John E. Martin)		Director	May 6, 2003

/s/ CATHY A. STAUFFER* (Cathy A. Stauffer)		Director	May 6, 2003

/s/ RUSSELL M. SOLOMON* (Russell M. Solomon)		Director	May 6, 2003

*By	/s/ DAVID A. CARTER David A. Carter, Attorney-in-Fact		May 6, 2003

CERTIFICATIONS

I, Kenneth R. Weller, certify that:

1. I have reviewed this annual report on Form 10-K of Good Guys, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENNETH R. WELLER

Kenneth R. Weller
Chairman, Chief Executive Officer and President

Date: May 6, 2003

I, David A. Carter, certify that:

1. I have reviewed this annual report on Form 10-K of Good Guys, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID A. CARTER

David A. Carter
Chief Financial Officer

Date: May 6, 2003

EXHIBIT INDEX

Exhibits

3.1	Restated Certificate of Incorporation. (Exhibit 3.1 to the Company’s Form 8-K Report for March 4, 1992; incorporated herein by reference.)
3.2	Bylaws. (Exhibit 3.2 to the Company’s Form 8-K Report for March 4, 1992; incorporated herein by reference.)
10.1	1985 Stock Option Plan, as amended.* (Exhibit 10.1 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1998; incorporated herein by reference.)
10.2	Form of Nonqualified Stock Option Agreements.* (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed on January 28, 1991, registration number 33-38749; incorporated herein by reference.)
10.3	Employee Stock Purchase Plan as amended.*
10.4	Amended and Restated 1994 Stock Incentive Plan.*
10.5	Assignment and Assumption Agreement dated September 26, 1995, by and between The Good Guys, Inc. and The Good Guys — California, Inc. (Exhibit 10.18 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)
10.6	Form of Operating Agreement, for WOW! Stores between MTS, Inc., dba Tower Records/ Book/ Video, and The Good Guys, Inc., used in connection with all existing WOW! stores. (Exhibit 10.20 to the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 1995; incorporated herein by reference.)
10.7	Loan and Security Agreement by and among Good Guys-California, Inc. and Bank of America and GE Capital, dated as of September 30, 1999. (Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 30, 1999; incorporated herein by reference.)
10.10	Stock Purchase Agreement dated as of August 19, 1999, together with the forms of Warrant to Purchase Shares of Common Stock and Registration Rights Agreement executed in connection with private placement. (Exhibit 10.18 to the Company’s Report on Form 8-K for August 20, 1999; incorporated herein by reference).
10.11	Executive Employment Agreement with Kenneth R. Weller, dated August 15, 2000.* (Exhibit 10.14 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.12	Stock and Warrant Subscription Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and Kenneth R. Weller. (Exhibit 10.15 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.13	Stock Purchase Agreement, dated as of August 15, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.16 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.14	Registration Rights Agreement dated as of August 16, 2000, between The Good Guys, Inc. and the persons listed on Schedule A thereto. (Exhibit 10.17 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.15	Form of Warrant to Purchase Shares of Common Stock of The Good Guys to be issued pursuant to the Stock Purchase Agreement, dated as of August 16, 2000, between The Good Guys and the persons listed on Schedule A thereto. (Exhibit 10.18 to the Company’s Report on Form 8-K filed on August 29, 2000; incorporated herein by reference.)
10.20	Stock Purchase Agreement dated as of March 7, 2002, together with the forms of warrant and Registration Rights Agreement executed in connection with a private placement of the Company’s common stock. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.21	Lease Agreement for Corporate Office, dated December 29, 2000, by and between Good Guys, Inc. and LNR Harbor Bay, LLC. (Exhibit 10.22 to the Company’s Transitional Report on Form 10-K filed for the five-month period ended February 28, 2001; incorporated herein by reference.)
10.22	Services, licensing, domain name, and stock subscription and warrant agreements, date January 2000, entered into between The Good Guys-California, Inc. and goodguys.com. (Exhibit 10.23 to the Company’s Transitional Report on Form 10-K filed for the five-month period ended February 28, 2001; incorporated herein by reference.)

Exhibits

10.23	Letter Agreement between Jeff Linden and the Company, dated August 3, 2001.* (Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.24	Letter Agreement between Peter Hanelt and the Company, dated December 20, 2001.* (Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.25	Letter Agreement between John J. De Luca and the Company, dated August 3, 2001.* (Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.26	Letter Agreement between Cathy A. Stauffer and the Company, dated September 6, 2001.* (Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.27	Letter Agreement between David A. Carter and the Company, dated June 1, 2001.* (Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.28	First Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of August 16, 2001. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.29	Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of March 27, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.30	Letter Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 15, 2002, amending the Loan and Security Agreement among such parties, dated as of September 30, 1999. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.31	Second Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of May 22, 2002. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended February 28, 2002; incorporated herein by reference.)
10.32	Third Amendment to Loan and Security Agreement by and among Good Guys California, Inc., Bank of America and GE Capital, dated as of July 2, 2002.
10.33	Letter agreement between the Company and goodguys.com, dated February 11, 2003.
21.1	List of Subsidiaries
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement.