Form 10-Q
period 2003-05-31
GOOD GUYS INC
filed 2003-07-15
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b –2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF May 31, 2003

Common Stock	26,972,897

GOOD GUYS, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 31,	February 28,	May 31,
	2003	2003	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,065	$733	$2,014
Accounts receivable (less allowance for doubtful accounts of $1,500, $1,463 and $5,562, respectively)	15,994	16,324	26,696
Merchandise inventories	96,888	100,867	106,334
Prepaid expenses	9,598	9,794	7,094

Total current assets	125,545	127,718	142,138
PROPERTY AND EQUIPMENT
Leasehold improvements	66,390	66,179	66,078
Furniture, fixtures and equipment	77,548	77,034	74,024
Construction in progress	972	942	427

Total property and equipment, at cost	144,910	144,155	140,529
Less accumulated depreciation and amortization	(104,775)	(102,154)	(94,260)

Property and equipment, net	40,135	42,001	46,269
OTHER ASSETS	83	686	609

TOTAL ASSETS	$165,763	$170,405	$189,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,686	$25,601	$60,968
Accrued expenses and other liabilities:
Payroll	7,631	7,418	10,504
Sales taxes	3,573	3,401	4,405
Store closure	5,530	6,297	10,410
Extended service plan	2,176	288	3,154
Other	18,842	16,230	14,606

Total current liabilities	75,438	59,235	104,047
REVOLVING CREDIT DEBT	37,399	50,099	30,009
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value:
Authorized — 2,000,000 shares, Issued —none	—	—	—
Common stock, $.001 par value Authorized — 40,000,000 shares, Issued and outstanding — 26,972,897, 26,833,452 and 26,429,565 shares, respectively	27	27	26
Additional paid-in-capital	111,685	111,418	110,945
Accumulated deficit	(58,786)	(50,374)	(56,011)

Total shareholders’ equity	52,926	61,071	54,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,763	$170,405	$189,016

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	May 31,

	2003	2002

Net sales	$143,352	$171,033
Cost of sales	(103,703)	(121,787)

Gross profit	39,649	49,246
Selling, general and administrative	(44,913)	(50,978)
Depreciation and amortization	(2,524)	(2,903)
Store closure and impairment of asset recovery	—	700

Loss from operations	(7,788)	(3,935)
Interest expense, net	(624)	(652)

Net loss	$(8,412)	$(4,587)

Net loss per share
Basic	$(0.31)	$(0.18)

Diluted	$(0.31)	$(0.18)

Weighted average shares
Basic	26,973	26,069

Diluted	26,973	26,069

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 31, 2003
(In thousands except share data)
(Unaudited)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at February 28, 2003	26,833,452	$27	$111,418	$(50,374)	$61,071
Issuance of common stock under employee stock purchase plan	139,445		214		214
Amortization of restricted stock			53		53
Net loss for the three-month period ended May 31, 2003				(8,412)	(8,412)

Balance at May 31, 2003	26,972,897	$27	$111,685	$(58,786)	$52,926

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,412)	$(4,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,636	2,903
Allowance for doubtful accounts	(37)	(241)
Provision for store closure	—	(700)
Restricted stock amortization	53	25
Changes in assets and liabilities:
Accounts receivable	367	(2,310)
Merchandise inventories	3,979	(4,225)
Prepaid expenses and other assets	799	(408)
Accounts payable	12,085	7,105
Accrued expenses and other liabilities	4,118	(11,528)

Net cash provided by (used in) operating activities	15,588	(13,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(770)	(413)

Net cash used in investing activities	(770)	(413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment) borrowing of revolving credit	(12,700)	6,778
Issuance of common stock, net	214	5,507

Net cash (used in) provided by financing activities	(12,486)	12,285

Net increase (decrease) in cash and equivalents	2,332	(2,094)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	733	4,108

CASH AND EQUIVALENTS, END OF PERIOD	$3,065	$2,014

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at May 31, 2003 and May 31, 2002, and the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods then ended have been prepared from the Company’s records without audit and in management’s opinion, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2003 and May 31, 2002, and the results of operations and cash flows for the three-month periods then ended. The balance sheet at February 28, 2003, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003. The results of operations for the three-month period ended May 31, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options and warrants were excluded from diluted earnings per share for the three-month periods ended May 31, 2003 and 2002 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principle Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and its related interpretations and with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) 148, “Accounting for Stock Based Compensation – Transition and Disclosure". Because the Company has granted stock options to its employees at fair market value at the date of grant, under APB 25, no compensation expense is required to be recognized in the consolidated financial statements.

Equity instruments granted to non-employees are accounted for in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”, under the fair value based method using the Black-Scholes option pricing model.

Had compensation expense for the Company’s stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS 123 calculated using the methods and assumptions described in Note 9 of the Annual 10-K, the Company’s net loss would have been as follows:

	Three months ended
	May 31,

(Dollars in thousands)	2003	2002

Net loss, as reported	$(8,412)	$(4,587)
Add: Stock compensation determined using intrinsic value method	56	25
Less: Stock compensation determined using fair value method	(68)	(253)

Pro forma net loss	$(8,424)	$(4,815)

Earnings per share:
Basic – as reported	$(0.31)	$(0.18)
Basic – pro forma	$(0.31)	$(0.18)
Diluted – as reported	$(0.31)	$(0.18)
Diluted – pro forma	$(0.31)	$(0.18)

3.	Store closure accrual

As of June 2003, the Company had closed all eight stores scheduled for closure. Prior to December 31, 2002 and in accordance with EITF 94-3, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs included direct costs to terminate a lease or future lease obligations, net of expected sub-lease income, and the difference between the carrying values and estimated recoverable values of long-lived and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages are communicated to the affected employees. After December 31, 2002, the Company adopted SFAS 146, which requires costs associated with the termination of the lease to be recorded when the store is closed, and other liabilities for costs associated with an exit or disposal activity to be recognized when the liability is incurred. The movement in the store closure accrual of $0.8 million during the period represents cash payments. In the prior year period, the Company had executed lease termination agreements for five stores resulting in a reversal of estimated termination costs of $0.7 million. The total accrual for store closure expenses at May 31, 2003 was $5.5 million, compared to $6.3 million at February 28, 2003 and $10.4 million at May 31, 2002.

4.	Borrowings

Through May 31, 2006, the Company has a $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. At May 31, 2003, the Company had borrowings of $37.4 million outstanding under the revolving credit agreement, with $16.0 million available to borrow under the credit facility. At May 31, 2002, the Company had borrowings of $30.0 million outstanding under the revolving credit agreement, with $11.3 million available to borrow under the credit facility.

5.	In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure". SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for the Company’s fiscal year ended February 28, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending May 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB 25, as allowed by SFAS 123. As a result, the adoption of SFAS 148 did not have any impact on the Company’s consolidated financial statements.

6.	In November 2002, the Emerging Issues Task Force (“EITF’) reached a consensus regarding EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. EITF 02-16 is effective for certain of the Company’s vendor rebates and allowances commencing in November 2002. The adoption of EITF 02-16 had no impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company’s future sales, earnings and other operating results. The Company’s actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of the Company’s restructuring program, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company’s merchandise sales mix including discontinued product categories, general economic conditions and other factors referred to in the Company’s 2003 Annual Report on Form 10-K under “Information Regarding Forward Looking Statements” and “Risk Factors”.

RESULTS OF OPERATIONS

Net sales for the three months ended May 31, 2003 were $143.4 million, a decline of 16.2%, compared to $171.0 million in net sales for the same period last year. This decrease is primarily due to the impact of the economic climate and five stores the Company closed in the same period last year. Actual comparable store sales decreased 14% and the Company expects continued same store sale decreases through the first half of the year. The Company continued to see increases in average transaction size and gross profit per transaction, although these gains were minimized by the overall decline in store traffic.

Sales of the latest digital and high-tech products, including flat panel and high-definition televisions, high definition set-top boxes and MP3 players continued their strong demand, but those gains were offset by declines in audio business and more established categories, such as traditional televisions. The sale of Extended Service Protection contracts reduced to 7.7% of sales from 7.9% of sales in the same period in the prior year.

Gross profit as a percentage of net sales decreased to 27.7% for the three months ended May 31, 2003 compared to 28.8% for the same period in the prior year. This decrease reflects increased promotional expenses, higher sell-through of discontinued products and increased service costs.

Selling, general and administrative and store closure expenses of $47.4 million, including depreciation and amortization, decreased $5.8 million for the three months ended May 31, 2003, compared to $53.2 million for the same period in the prior year. These expenses represented 33.1% of net sales in the three months ended May 31, 2003 compared to 31.1% for the same period in the prior year. The decrease in selling, general and administrative expenses, including depreciation and amortization, reflects the continued tight control over costs; the increase in percentage reflects the lower sales volume. In the prior year period, the Company had executed lease termination agreements for five stores, resulting in a reversal of estimated termination costs of $0.7 million.

Interest expense decreased to $0.6 million for the three months ended May 31, 2003 from $0.7 million in the same period last year.

As a result of the factors discussed above, the net loss for the three months ended May 31, 2003 was $8.4 million compared to a net loss of $4.6 million for the three months ended May 31, 2002. The net loss per share for the three months ended May 31, 2003 was $0.31 per share compared to a net loss of $0.18 per share for the same period in the prior year.

Liquidity and Capital Resources

At May 31, 2003, the Company had cash and equivalents of $3.1 million, compared to $2.0 million at May 31, 2002. The Company’s working capital was $50.1 million at May 31, 2003 compared to $38.1 million at May 31, 2002. Net cash provided by operating activities was $15.6 million for the three months ended May 31, 2003 compared to cash used of $14.0 million for the same period in the prior year. This primarily reflects the timing of payments for accounts payable offset by borrowings against the revolving credit facility and a reduction in merchandise inventories, achieved through more effective supply chain management and the gross profit return on investment initiative, including SKU rationalization.

Net cash used in investing activities for the purchase of fixed assets was $0.8 million for the three months ended May 31, 2003 compared to $0.4 million used in investing activities for the same period in the prior year.

Through May 31, 2006, the Company has a $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs. As well as the increased seasonal availability during the holiday season, the amended facility offers the ability to increase borrowings for incremental inventory purchases and lower costs. At May 31, 2003, the Company had borrowings of $37.4 million outstanding under the revolving credit agreement, with $16.0 million available to borrow under the credit facility. At May 31, 2002, the Company had borrowings of $30.0 million outstanding under the revolving credit agreement, with $11.3 million available to borrow under the credit facility.

The Company expects to fund its working capital requirements with a combination of cash flows from operations, normal trade credit, the revolving credit facility, and lease financing arrangements, though any continued decreases in its same store sales beyond the first half of fiscal 2004 could adversely affect its ability to do so.

As of June 2003, the Company had closed all eight stores scheduled for closure. With respect to these stores, the Company has executed lease termination agreements for five stores and is currently negotiating either the termination of the lease or the sub-lease of two of the remaining stores. Execution of the five lease terminations resulted in a reversal of estimated termination costs of $0.7 million in the three months ending May 31, 2002. The amendment to the lease for the Pinole, California store allows the Company to re-open the store in a smaller format, which it expects to do so in August 2003. In the fiscal year ended February 28, 2003, the amendment, after negotiation fees and certain expenses, resulted in a reversal of $1.0 million from the estimated store closure accrual established for that store in January 2002. The Company has reassessed its reserves for the remaining two stores and believes that they are adequate. The total accrual for store closure expenses at May 31, 2003 was $5.5 million, compared to $6.3 million at February 28, 2003 and $10.4 million at May 31, 2002.

The Company continues to implement its turnaround strategy to sustain profitability. Based on the current economic and promotional environment, the Company has adjusted its internal plan to reflect lower gross profit margins and a decline in comparable store sales in the first half of the year. Profitability is contingent upon many factors, including, but not limited to, the continued successful implementation of the turnaround strategy, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which its stores are located.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank’s reference rate as of May 31, 2003), the Company’s results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal inflation in the consumer electronics industry because of competition among manufacturers and technological changes. Therefore, inflation has not had a material effect on its net sales or cost of sales.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14(c) and 15d – 14(c)) on June 26, 2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

GOOD GUYS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising during the normal course of business. The Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material impact on its financial position or results of operations.

Item 5. Other Information

By the attached press release, dated July 8, 2003, the Company announced certain management changes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press Release, dated July 8, 2003.

(b)  Reports on Form 8-K filed during the quarter.

     No reports on form 8-K were filed during the quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

Date: July 15, 2003	By:	/s/	KENNETH R. WELLER

Kenneth R. Weller
Chairman and Chief Executive Officer

Date: July 15, 2003	By:	/s/	DAVID A. CARTER

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

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/	KENNETH R. WELLER
Kenneth R. Weller
Chairman and Chief Executive Officer

I, David A. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Good Guys, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15 d – 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

5.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/	DAVID A. CARTER
David A. Carter
Chief Financial Officer