Form 10-Q
period 2003-08-31
GOOD GUYS INC
filed 2003-10-08
CIK 785931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b –2). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF AUGUST 31, 2003

Common Stock	27,150,483

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibit Index
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.43
Exhibit 10.46
Exhibit 10.47
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GOOD GUYS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	AUGUST 31,	FEBRUARY 28,	AUGUST 31,
	2003	2003	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,422	$733	$3,890
Accounts receivable (less allowance for doubtful accounts of $1,888, $1,463 and $2,465 respectively)	19,436	16,324	25,190
Merchandise inventories	88,688	100,867	108,348
Prepaid expenses	9,350	9,794	8,207

Total current assets	121,896	127,718	145,635
PROPERTY AND EQUIPMENT:
Leasehold improvements	66,551	66,179	66,198
Furniture, fixtures and equipment	78,079	77,034	75,377
Construction in progress	920	942	1,654

Total property and equipment, at cost	145,550	144,155	143,229
Less accumulated depreciation and amortization	(107,295)	(102,154)	(97,143)

Property and equipment, net	38,255	42,001	46,086
OTHER ASSETS	78	686	647

TOTAL ASSETS	$160,229	$170,405	$192,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,469	$25,601	$39,883
Accrued expenses and other liabilities:
Accrued payroll	6,973	7,418	10,159
Sales taxes payable	3,534	3,401	4,323
Store closure	5,408	6,297	9,037
Extended service plan	2,299	288	5,727
Other	20,263	16,230	18,495

Total current liabilities	73,946	59,235	87,624
REVOLVING CREDIT DEBT	40,000	50,099	51,422
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value:
Authorized — 2,000,000 shares, Issued —none	—	—	—
Common stock, $.001 par value
Authorized —40,000,000 shares, Issued and outstanding—27,150,483, 26,833,452 and 26,549,893 shares, respectively	27	27	27
Additional paid-in-capital	111,952	111,418	111,104
Accumulated deficit	(65,696)	(50,374)	(57,809)

Total shareholders’ equity	46,283	61,071	53,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,229	$170,405	$192,368

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2003	2002	2003	2002

Net sales	$152,172	$177,493	$295,524	$348,526
Cost of sales	(111,390)	(126,788)	(215,093)	(248,575)

Gross profit	40,782	50,705	80,431	99,951
Selling, general and administrative	(44,235)	(48,781)	(89,148)	(99,759)
Depreciation and amortization	(2,446)	(2,982)	(4,970)	(5,885)
Store closure and (impairment) recovery of asset	(423)	—	(423)	700

Loss from operations	(6,322)	(1,058)	(14,110)	(4,993)
Interest expense, net	(588)	(740)	(1,212)	(1,392)

Net loss	$(6,910)	$(1,798)	$(15,322)	$(6,385)

Net loss per share
Basic	$(0.25)	$(0.07)	$(0.57)	$(0.24)

Diluted	$(0.25)	$(0.07)	$(0.57)	$(0.24)

Weighted average shares
Basic	27,109	26,550	27,041	26,299

Diluted	27,109	26,550	27,041	26,299

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 31, 2003
(In thousands, except share data)
(Unaudited)

	COMMON STOCK		ADDITIONAL	RETAINED
			PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance at February 28, 2003	26,833,452	$27	$111,418	$(50,374)	$61,071
Issuance of common stock: Employee stock purchase plan	253,310		364		364
Directors' restricted stock	63,721		117		117
Issuance of warrants			53		53
Net loss for the six-month period ended August 31, 2003				(15,322)	(15,322)

Balance at August 31, 2003	27,150,483	$27	$111,952	$(65,696)	$46,283

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	AUGUST 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,322)	$(6,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,194	5,885
Allowance for doubtful accounts	425	(3,338)
Provision for store closure	423	(700)
Restricted stock, warrants and amortization	170	60
Changes in assets and liabilities:
Accounts receivable	(3,537)	2,293
Merchandise inventories	12,179	(6,239)
Prepaid expenses and other assets	1,052	(1,559)
Accounts payable	9,868	(13,980)
Accrued expenses and other liabilities	4,420	(6,866)

Net cash provided by (used in) operating activities	14,872	(30,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,448)	(3,212)

Net cash used in investing activities	(1,448)	(3,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment) borrowing of revolving credit	(10,099)	28,191
Issuance of common stock, net	364	5,632

Net cash (used in) provided by financing activities	(9,735)	33,823

Net increase (decrease) in cash and equivalents	3,689	(218)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	733	4,108

CASH AND EQUIVALENTS AT END OF PERIOD	$4,422	$3,890

The accompanying notes are an integral part of these financial statements.

GOOD GUYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated balance sheets at August 31, 2003 and August 31, 2002, the consolidated statements of operations for the three-month and six-month periods then ended and the consolidated statements of cash flows for the six-month periods then ended have been prepared from the Company’s records without audit and in management’s opinion include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2003 and August 31, 2002, the results of operations for the three-month and six-month periods then ended and cash flows for the six-month periods then ended. The balance sheet at February 28, 2002, presented herein, has been derived from the Company’s audited balance sheet. Certain information and disclosures normally included in the Company’s notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003. The results of operations for the three-month and six-month periods ended August 31, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.	Basic earnings per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares to be issued through stock options and warrants.

The potential dilutive effects of stock options and warrants were excluded from diluted earnings per share for the three-month and six-month periods ended August 31, 2003 and 2002 because their inclusion in net loss periods would be anti-dilutive to the earnings per share calculation.

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principle Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and its related interpretations and with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.

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

Had compensation expense for the Company’s stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS 123 calculated using the methods and assumptions described in Note 9 of the Annual 10-K, the Company’s net loss would have been as follows:

	Three months ended		Six months ended
	August 31,		August 31,

(Dollars in thousands)	2003	2002	2003	2002

Net loss, as reported	$(6,910)	$(1,798)	$(15,322)	$(6,385)
Add: Stock compensation determined using intrinsic value method	(18)	35	37	60
Less: Stock compensation determined using fair value method	(249)	(211)	(316)	(464)

Pro forma net loss	$(7,177)	$(1,974)	$(15,601)	$(6,789)

Earnings per share:
Basic – as reported	$(0.25)	$(0.07)	$(0.57)	$(0.24)
Basic – pro forma	$(0.26)	$(0.07)	$(0.58)	$(0.26)
Diluted – as reported	$(0.25)	$(0.07)	$(0.57)	$(0.24)
Diluted – pro forma	$(0.26)	$(0.07)	$(0.58)	$(0.26)

3.	Store closure accrual

As of June 2003, the Company had closed all eight stores scheduled for closure. Prior to December 31, 2002 and in accordance with EITF 94-3, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs included direct costs to terminate a lease or future lease obligations, net of expected sub-lease income, and the difference between the carrying values and estimated recoverable values of long-lived and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages are communicated to the affected employees. After December 31, 2002, the Company adopted SFAS 146, which requires costs associated with the termination of the lease to be recorded when the store is closed, and other liabilities for costs associated with an exit or disposal activity to be recognized when the liability is incurred. The decrease in the store closure accrual of $0.9 million during the six-month period ended August 31, 2003 represents cash payments of $1.3 million offset by a $0.4 million charge for the reassessment of sub-lease income at the Maryland Parkway location in Las Vegas. In the six-month period ended August 31, 2002, the Company had executed lease termination agreements for five stores resulting in a reversal of estimated termination costs of $0.7 million. The total accrual for store closure expenses at August 31, 2003 was $5.4 million, compared to $6.3 million at February 28, 2003 and $9.0 million at August 31, 2002.

4.	Borrowings

Through May 31, 2006, the Company has a $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs, as defined within the agreement. At August 31, 2003, the Company had borrowings of $40.0 million outstanding under the revolving credit agreement, with $12.8 million available to borrow under the credit facility. At August 31, 2002, the Company had borrowings of $51.4 million outstanding under the revolving credit agreement, with $14.1 million available to borrow under the credit facility.

On September 29, 2003, subsequent to the period end, the Company announced a definitive merger agreement with CompUSA. Under the terms of the agreement, each outstanding share of Good Guys common stock will be converted into $2.05 in cash. In connection with the transaction, CompUSA also invested $5 million in Good Guys in the form of a two-year unsecured subordinated convertible promissory note, convertible into Good Guys common stock at a price of $2.05 per share.

5.	In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for the Company’s fiscal year ended February 28, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending May 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB 25, as allowed by SFAS 123. As a result, the adoption of SFAS 148 did not have any impact on the Company’s consolidated financial statements.

6.	In November 2002, the Emerging Issues Task Force (“EITF’) reached a consensus regarding EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. EITF 02-16 is effective for certain of the Company’s vendor rebates and allowances commencing in November 2002. The adoption of EITF 02-16 had no impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK AND RISK FACTORS

The trend analyses and other non-historical information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. Such forward-looking statements include, without limitation, statements concerning the Company’s future sales, earnings and other operating results. The Company’s actual results could differ materially from those discussed in the forward looking statements due to a number of factors, including but not limited to, the successful implementation of internal initiatives to better align the sales, marketing and merchandising functions, increases in promotional activities of the Company’s competitors, changes in consumer buying attitudes, changes in vendor support, changes in the Company’s merchandise sales mix including discontinued product categories, general economic conditions and other factors referred to in the Company’s 2003 Annual Report on Form 10-K under “Information Regarding Forward Looking Statements” and “Risk Factors”.

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2003 were $152.2 million, a decline of 14.3%, compared to $177.5 million of net sales for the same period last year. This decrease predominantly reflects a 12.6% decline in same store sales, primarily due to the challenging economic climate. Net sales for the six months ended August 31, 2003 were $295.5 million, a decline of 15.2%, compared to $348.5 million of net sales for the same period last year. Comparable store sales for the six-month period have declined 13.4%, due to the same factor mentioned above. The Company expects continued negative comparable store sales through the third quarter of the year. The Company continued to see increases in average transaction size and gross profit per transaction for both the quarter and the six months ended August 31, 2003, although these gains were minimized by the overall decline in store traffic.

Demand for the latest digital and high-tech electronics, including liquid crystal and plasma displays, HDTV set-top boxes and DVD recorders, continued to be strong – unit sales of plasma displays doubled, and liquid crystal display sales tripled in the quarter over the same period last year – but there were declines in total sales dollars of more mature categories such as DVD players, projection and glass TVs and home audio products. As consumer preferences shift away from these more traditional products, Good Guys is expanding its assortment of new, differentiated entertainment electronics at the front end of the adoption cycle and refocusing its sales and marketing efforts on solution selling, which presents customers with complete solutions that encompass audio and video products, accessories and value-added services, such as, custom installation and delivery. The sale of Extended Service Protection contracts for the three and six months ended August 31, 2003, decreased to 7.7% of product sales from 7.8% of product sales during the same periods last year.

Gross profit as a percentage of net sales decreased to 26.8% for the three months ended August 31, 2003 compared to 28.6% for the three months ended August 31, 2002. The decrease reflects the promotional environment, aggressive inventory management, including the focused sell-through of discontinued brands and models through warehouse sales and a 2% increase in sales of video products, which have lower margins than audio products, as a percentage of total product sales. For the quarter, sales of video products accounted for 60% of total product sales, audio products accounted for 13%, mobile products accounted for 11% and other accounted for 16%. For the same period last year, sales of video products accounted for 58% of total product sales, audio products accounted for 14%, mobile products accounted for 11% and other accounted for 17%. Gross profit as a percentage of net sales decreased to 27.2% for the six months ended August 31, 2003 compared to 28.7% for the same period last year due substantially to the same factors mentioned above.

Selling, general and administrative and store closure expenses of $47.1 million, including depreciation and amortization, decreased $4.7 million (9.1% decrease) for the three months ended August 31, 2003, compared to $51.8 million for the same period last year. These expenses represented 30.9% of net sales for the three months ended August 31, 2003 compared to 29.2% for the same period last year. The decrease in selling, general and administrative expenses, including depreciation and amortization, for the period is primarily due to the Company’s ongoing efforts to lower its cost structure; the increase in rate reflects the non-leverage of costs by the lower sales volume. The results for the three-month period ended August 31, 2003 include a $0.4 million charge for reassessment of the sub-lease income from the Maryland Parkway store location in Las Vegas, a store closed as part of the restructuring in January 2002. Selling, general and administrative and store closure expenses of $94.5 million, including depreciation and amortization, decreased $10.4 million (9.9% decrease) for the six months ended August 31, 2003, compared to $104.9 million for the same period last year. These expenses represented 32.0% of net sales compared to 30.1% for the prior year and the decrease year-to-date is due to the same factors listed above. In the six-month period last year, the Company had executed lease termination agreements for five stores, resulting in a reversal of estimated termination costs of $0.7 million.

Interest expense decreased to $0.6 million for the three months ended August 31, 2003 from $0.7 million for the same period last year. The decrease was primarily attributable to the increased focus by the Company on working capital management. Interest expense decreased to $1.2 million for the six months ended August 31, 2003, from $1.4 million for the same period last year.

As a result of the factors discussed above, the net loss for the three months ended August 31, 2003 was $6.9 million compared to a net loss of $1.8 million for the three months ended August 31, 2002. The net loss per share for the three months ended August 31, 2003 was $0.25 per share compared to a net loss of $0.07 per share for the three months ended August 31, 2002. The net loss for the six months ended August 31, 2003 was $15.3 million, or a net loss of $0.57 per share, compared to a net loss of $6.4 million, or a net loss of $0.24 per share, for the six months ended August 31, 2002.

Liquidity and Capital Resources

At August 31, 2003, the Company had cash and equivalents of $4.4 million, compared to $3.9 million at August 31, 2002. The Company’s working capital decreased to $48.0 million at August 31, 2003 from $58.1 million at August 31, 2002, primarily due to the aggressive focus on inventory management, which resulted in an inventory level of $88.7 million at August 31, 2003, compared to $108.3 million at August 31, 2002. Net cash provided by operating activities was $14.9 million for the six months ended August 31, 2003 compared to cash used by operating activities of $30.8 million for the same period last year. The increase in net cash provided primarily reflects the continued focus on inventory management and timing of payments for accounts payable to maximize cash discounts. The increase in net cash provided by operating activities is offset by $10.0 million of repayments on the revolving credit line within financing activities, compared to borrowings of $28.2 million for the same period last year.

Net cash used in investing activities, for the purchase of fixed assets, was $1.4 million for the six months ended August 31, 2003 compared to $3.2 million used in investing activities for the same period last year.

Through May 31, 2006, the Company has a $100 million revolving credit facility from Bank of America and GE Capital. The Company is required to comply with a capital lease covenant and reporting requirements, as defined in the agreement. Available borrowings under the credit agreement are limited to certain levels of eligible accounts receivable and inventory balances, but may be increased from October 1 through December 20 of each year to meet seasonal needs, as defined within the agreement. As well as the increased seasonal availability during the holiday season, the amended facility offers the ability to increase borrowings for incremental inventory purchases. At August 31, 2003, the Company had borrowings of $40.0 million outstanding under the revolving credit agreement, with $12.8 million available to borrow under the credit facility. At August 31, 2002, the Company had borrowings of $51.4 million outstanding under the revolving credit agreement, with $14.1 million available to borrow under the credit facility.

On September 29, 2003, subsequent to the period end, the Company announced a definitive merger agreement with CompUSA. Under the terms of the agreement, each outstanding share of Good Guys common stock will be converted into $2.05 in cash. In connection with the transaction, CompUSA also invested $5 million in Good Guys in the form of a two-year unsecured subordinated convertible promissory note, convertible into Good Guys common stock at a price of $2.05 per share.

The Company expects to fund its working capital requirements with a combination of cash flows from operations, the $5 million investment from CompUSA, normal trade credit, the revolving credit facility, and lease financing arrangements. If for any reason the proposed merger with CompUSA were not consummated and if the Company were to continue to incur negative same store sales beyond the end of the fiscal year, the ability of the Company to fund its working capital needs, absent an alternative transaction or other financing arrangements, would be adversely affected.

As of June 2003, the Company had closed all eight stores scheduled for closure. With respect to these stores, the Company has executed lease termination agreements for five stores and is currently negotiating either the termination of the lease or the sub-lease of two of the remaining stores. Execution of the five lease terminations resulted in a reversal of estimated termination costs of $0.7 million in the six months ended August 31, 2002. During the fiscal year ended February 28, 2003, the Company amended the lease for the Pinole, California store. The amendment to the lease allows the Company to re-open the store in a smaller format, which it expects to do in February 2004. During the fiscal year ended February 28, 2003, the amendment, after negotiation fees and certain expenses, resulted in a reversal of $1.0 million from the estimated store closure accrual established for that store in January 2002. The Company has reassessed its reserve for the Maryland Parkway location in Las Vegas and reduced the expected sub-lease income, resulting in an additional charge of $0.4 million. The Company believes that the reassessed reserves for the remaining stores are adequate. The total accrual for store closure expenses at August 31, 2003 was $5.4 million, compared to $6.3 million at February 28, 2003 and $9.0 million at August 31, 2002.

Based on the current economic and promotional environment, the Company has adjusted its internal plan to reflect a decline in comparable store sales in the third quarter of the year. Returning to profitability is contingent upon many factors, including, but not limited to, the successful implementation of internal initiatives to better align the sales, marketing and merchandising functions, the development of consumer acceptance of new technologies, consumer demand for existing technologies, the presence or absence of new features on existing merchandise, continued vendor support and economic conditions in the regions in which the Company’s stores are located.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks, which include changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes. The interest due on the Company’s line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 98 basis points (a 10% change from the bank’s reference rate as of August 31, 2003), the Company’s results from operations and cash flows would not be materially affected.

The Company believes that there has been minimal inflation in the consumer electronics industry because of competition among manufacturers and technological changes. Therefore, inflation has not had a material effect on its net sales or cost of sales.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of August 31, 2003, have concluded, based on this evaluation, that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. The evaluation described above did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on June 26, 2003, 22,182,952 shares were represented in person or by proxy. The matters voted upon and the results of the voting are as follows:

1.	The election of directors

Nominee	In Favor	Withheld

Kenneth R. Weller	20,972,944	1,210,008
Thomas F. Herman	20,921,242	1,261,710
John E. Martin	20,921,760	1,261,192
Russell M. Solomon	20,922,327	1,260,625
Cathy A. Stauffer	20,956,226	1,226,726

2.	The amendment to the Company’s 1994 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 500,000: 21,037,092 voters in favor, 989,608 votes against and 156,252 abstentions.

3.	The amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 750,000: 21,127,614 voters in favor, 893,496 votes against and 161,842 abstentions.

4.	The ratification of selection of Deloitte & Touche LLP as the independent auditors of the Company: 20,590,047 voters in favor, 1,571,451 votes against and 21,454 abstentions.

Item 5. Other Information

On September 29, 2003, subsequent to the period end, the Company announced a definitive merger agreement with CompUSA. Under the terms of the agreement, each outstanding share of Good Guys common stock will be converted into $2.05 in cash. In connection with the transaction, CompUSA also invested $5 million in Good Guys in the form of a two-year unsecured subordinated convertible promissory note, convertible into Good Guys common stock at a price of $2.05 per share.

On October 1, 2003, plaintiff Connie Seers filed a complaint purportedly on behalf of a putative class of Good Guys shareholders in the Superior Court of the State of California for Alameda County against Good Guys and its directors. The complaint alleges, among other things, breach of fiduciary duty in connection with the proposed merger of Good Guys and CompUSA promissory note, convertible into Good Guys common stock at a price of $2.05 per share.

On October 1, 2003, plaintiff Connie Seers filed a complaint purportedly on behalf of a putative class of Good Guys shareholders in the Superior Court of the State of California for Alameda County against Good Guys and its directors. The complaint alleges, among other things, breach of fiduciary duty in connection with the proposed merger of Good Guys and CompUSA Inc., that the individual defendants engaged in self-dealing and that the individual defendants failed to take steps to maximize the value of Good Guys to its public stockholders. The complaint seeks preliminary and permanent injunctive relief, including, but not limited to, enjoining the consummation of the proposed merger, and plaintiff’s attorneys’ fees and costs in pursuing the action. Good Guys believes the claims to be without merit and intends to defend this lawsuit vigorously

Item 6. Exhibits and Reports on Form 8-K

10.39	Amendment to Executive Employment Agreement with Kenneth R. Weller, dated as of August 5, 2003.

10.40	Letter Agreement between Thomas F. Herman and the Company, dated August 6, 2003.

10.41	Letter Agreement between Cathy A. Stauffer and the Company, dated August 6, 2003.

10.42	Letter Agreement between John J. Deluca and the Company, dated August 6, 2003.

10.43	Letter Agreement between Jason B. Dillon and the Company, dated August 6, 2003.

10.44	Letter Agreement between Mary F. Doan and the Company, dated August 6, 2003.

10.45	Letter Agreement between Jeff G. Linden and the Company, dated August 6, 2003.

10.46	Letter Agreement between Rajendra M. Mohan and the Company, dated August 6, 2003.

10.47	Letter Agreement between David A. Carter and the Company, dated August 6, 2003.

31.1	Certification Pursuant to Rule 13a – 14(a)/15d – 14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a – 14(a)/15d – 14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

14

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD GUYS, INC.

Date: October 8, 2003	By:	/s/ KENNETH R. WELLER

Kenneth R. Weller
Chairman and Chief Executive Officer

Exhibit Index

(a)	Exhibits

	10.39	Amendment to Executive Employment Agreement with Kenneth R. Weller, dated as of August 5, 2003.

	10.40	Letter Agreement between Thomas F. Herman and the Company, dated August 6, 2003.

	10.41	Letter Agreement between Cathy A. Stauffer and the Company, dated August 6, 2003.

	10.42	Letter Agreement between John J. Deluca and the Company, dated August 6, 2003.

	10.43	Letter Agreement between Jason B. Dillon and the Company, dated August 6, 2003.

	10.44	Letter Agreement between Mary F. Doan and the Company, dated August 6, 2003.

	10.45	Letter Agreement between Jeff G. Linden and the Company, dated August 6, 2003.

	10.46	Letter Agreement between Rajendra M. Mohan and the Company, dated August 6, 2003.

	10.47	Letter Agreement between David A. Carter and the Company, dated August 6, 2003.

	31.1	Certification Pursuant to Rule 13a – 14(a)/15d – 14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a – 14(a)/15d – 14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.